Form 10QSB
period 2006-07-31
CARBIZ INC
filed 2006-09-14
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

Commission file Number: 000-52209

CARBIZ INC.
(Exact name of small business issuer as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7405 North Tamiami Trail
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 952-9255
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ x ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [ x ]

As of September 5, 2006, 46,618,878 common shares of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

CARBIZ INC.
FORM 10-QSB
For the Quarterly Period Ended July 31, 2006
INDEX

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statements by our use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

(i)	whether we are successful in implementing our business strategy;

(ii)	our ability to increase revenues in the future and to continue as a going concern;

(iii)	our ability to repay our 5% convertible debentures should we not be able to achieve quotation of our common shares on the Over-The-Counter Bulletin Board and delist our common shares for trading on the TSX Venture Exchange on or before October 6, 2006;

(iv)	our ability to obtain additional financing if our operating revenues fail to increase;

(v)	our ability to attract and retain key personnel;

(vi)	the impact on the market price of our common shares of the concentration of common share ownership by our directors, officers and greater than 5% shareholders, which may delay, deter or prevent actions that would result in a change of control;

(vii)	the significant fluctuation of the market price of our common shares;

(viii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(ix)	the adequacy of our insurance coverage to cover all loses or liabilities that may be incurred in our operations;

(x)	our dividend policy;

(xi)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xii)	general economic conditions;

(xiii)	general competition;

(xiv)	our ability to comply with federal and state government regulations;

(xv)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated; and

(xvi)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions.

Although we believe that expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Consolidated Balance Sheets
Unaudited
(expressed in U.S. dollars)
	As at	As at
	July 31, 2006	January 31, 2006
ASSETS
CURRENT
Cash and cash equivalents	$29,858	$119,735
Accounts receivable (Note 4)	67,893	96,627
Current portion of notes receivable (Note 4)	359,785	523,101
Inventory	81,515	47,554
Prepaids and other assets	73,239	58,681
Deferred costs	17,368	35,722
	629,658	881,420
NOTES RECEIVABLE	51,753	103,818
DEFERRED COSTS	9,261	17,015
PROPERTY AND EQUIPMENT	208,484	340,063
	$899,156	$1,342,316
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,183,670	$1,285,202
Loan payable (Note7)	132,718	131,210
Current portion of capital leases	7,664	8,033
Current portion of long-term debt	138,402	154,608
Convertible debenture (Note 5)	1,394,311	1,378,484
Deferred revenue	168,887	240,624
	3,025,652	3,198,161
DEFERRED REVENUE	61,740	113,434
CAPITAL LEASES	14,645	18,387
LONG-TERM DEBT	116,470	174,163
	3,218,507	3,504,145
MINORITY INTEREST (Note 7)	217,893	241,333
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	14,202,928	14,197,260
Unlimited shares authorized, 41,153,414 and 41,090,514 common shares issued and outstanding as at July 31 and January 31, 2006 , respectively
WARRANTS	-	20,499
ADDITIONAL PAID-IN CAPITAL	5,864,208	5,843,709
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(22,219,183)	(22,079,433)
	(2,537,244)	(2,403,162)
	$899,156	$1,342,316

The accompanying notes are an integral part of these financial statements

CARBIZ INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)
	For the three months ended		For the six months ended
	July 31		July 31
	2006	2005	2006	2005
		(As restated -		(As restated -
		see Note 1(a))		see Note 1(a))
SALES
Software and Consulting Services	$639,434	$596,878	$1,197,026	$1,200,865
Used Car Sales and Financing	250,825	419,646	450,991	718,820
	890,259	1,016,524	1,648,017	1,919,685
COST OF SALES
Software and Consulting Services	237,806	188,288	463,014	430,673
Used Car Sales and Financing	251,531	333,378	463,548	522,075
	489,337	521,666	926,562	952,748
GROSS PROFIT	400,922	494,858	721,455	966,937

Personnel Expenses	251,831	252,633	499,900	466,591
Selling Expenses	87,851	109,392	181,824	262,417
Other Operating Expenses	294,386	276,880	627,657	393,799
	634,068	638,905	1,309,381	1,122,807
OPERATING INCOME (LOSS)	(233,146)	(144,047)	(587,926)	(155,870)

INTEREST AND OTHER EXPENSES	(96,609)	(45,223)	(132,047)	(86,488)

MINORITY INTEREST (Note 7)	13,243	10,470	23,440	13,005
NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(316,512)	(178,800)	(696,533)	(229,353)
NET INCOME (LOSS) FROM
DISCONTINUED OPERATIONS OF TAXMAX
INCLUDING GAIN ON DISPOSAL OF $421,425	411,591	(9,478)	556,783	107,026

NET INCOME (LOSS)	95,079	(188,278)	(139,750)	(122,327)
NET INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS			$(0.02)	$(0.01)
NET INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS			$0.01	$0.00

NET INCOME (LOSS) PER SHARE			$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING			41,136,186	41,082,691

The accompanying notes are an integral part of these financial statements.

CARBIZ INC.
Consolidated Statements of Cash Flows (1)
(expressed in U.S. dollars)
	For the six months ended
	July 31
	2006	2005
NET INFLOW (OUTFLOW) OF CASH RELATED		(As restated -
TO THE FOLLOWING ACTIVITIES		see Note 1 (a))

OPERATING
Net income (loss) for the year	$(139,750)	$(122,327)
Items not affecting cash
Depreciation of property and equipment	43,300	71,099
Minority interest	23,440	13,005
Loss on disposal of assets	71,662	19,181
Amortization of debt financing costs (Note 5)	-	44,050
Net changes in non-cash operating assets and liabilities
Accounts receivable	244,115	(140,716)
Prepaids and other assets	(14,558)	(10,544)
Inventory	(33,961)	(43,867)
Deferred costs	26,108	155,305
Accounts payable and accrued liabilities	(101,532)	(113,037)
Deferred revenue	(123,431)	(205,420)
	(4,607)	(333,271)

INVESTING
Acquisition of property and equipment	(7,524)	(13,165)
FINANCING
Repayment of capital leases	(4,111)	(13,797)
Proceeds from borrowing	-	50,000
Repayment of long-term debt	(73,899)	(56,766)
Investment from Joint Venture	-	305,000
Issuance of share capital	5,668	11,398

	(72,342)	295,835
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(5,404)	(23,610)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(89,877)	(74,211)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	119,735	130,520
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$29,858	$56,309

(1) See Note 6
The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND BUSINESS

Carbiz Inc. (the “Company”) is a publicly traded company on the TSX Venture Exchange (TSXV), formerly the Canadian Venture Exchange (CDNX). The Company was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. The Company is in the process of having its shares quoted on the United States Over the Counter Bulletin Board.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the July 31, 2006 and 2005 financial statements, which are necessary for a fair financial statement presentation. The results for the six months ended July 31, 2006 and 2005 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2006 which are included in the Company’s Amendment No. 4 to Form SB-2 filed with the U.S. Securities and Exchange Commission (the “SEC) on September 1, 2006..

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its two operating subsidiaries, Carbiz USA Inc., a Delaware corporation, and Carbiz Auto Credit, Inc. (“CAC”), and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). Collectively, Carbiz Inc., Carbiz USA Inc., CAC , and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also supplied a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. This business segment was sold on May 16, 2006. During the year ended January 31, 2006, the Company operated two CAC dealerships and started operations in a third location under JV1, all of which sell and finance used automobiles.

(a) Restatement

On October 12, 2004, the Company completed a Convertible Debenture financing (the “2004 Debentures”) which is described in Note 5 to these financial statements. The Company determined that the 2004 Debentures were financial instruments that contained both a debt and equity component. In measuring and accounting for the allocation between debt and equity, the Company incorrectly allocated a portion of the proceeds to equity and recorded accretion expense during the year relating to a contingent event, which resulted in a required restatement for the year ended January 31, 2005.

As a result of this restatement, for the six months ended July 31, 2005 interest and other expenses has decreased from $117,675 to $86,488 and net loss decreased from $177,957 to $122,327.

On May 16, 2006 the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, FL. The Company has adopted discontinued operations accounting for all periods presented. See Note 10.

(b) Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred significant losses in the current year and in each of the past several years. In addition, the Company has a working capital deficiency of $2,395,994 as at July 31, 2006. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the new CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

1.	ORGANIZATION AND BUSINESS (continued)

(b) Going concern assumption (continued)

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

2.	SUMMARY OF ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary companies, which are located in Canada and the United States of America (“U.S.”). All intercompany transactions and balances have been eliminated. The operations of JV1 have been consolidated into the financial statements as well. Substantially all of the Company’s revenue and operations are carried out in the United States.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances with banks and investments in term deposits and money market instruments that are readily convertible into cash. This includes investments that have an original term to maturity of 90 days or less.

Accounts receivable

Accounts receivable shown is net of bad debt provisions. The amount includes short term notes received through the sale of used automobiles. The notes are for terms no greater than 80 weeks and require weekly payments. Interest is calculated weekly based on the balance outstanding at the time. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The Company takes steps to repossess an automobile when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile.

For accounts where the automobile was repossessed, the fair value of the repossessed automobile is charged as a reduction of the gross finance receivable balance written-off. On average, accounts are approximately 90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that is has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts receivable (continued)

A comparison of the following classifications of notes receivable related to auto sales at July 31, 2006 and January 31, 2006 is presented below:

	July 31, 2006		January 31, 2006
	Amount	Number	Amount	Number
Active accounts	$447,170	188	$681,116	245
Accounts held in repossession	$30,425	10	$40,922	14

	July 31, 2006		July 31, 2005
	Amount	Number	Amount	Number
Accounts charged off during period	$139,684	136	$73,515	28

Inventory

Inventory consists of used automobilesand is related to the CAC operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred costs

Deferred costs represent costs incurred on sales where payments are received in advance of revenue recognition. Where revenue is deferred, all direct and incremental costs incurred to earn the revenue are also deferred.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation is provided over the estimated useful life of the assets as follows:

Furniture and equipment	-	20% declining-balance
Computer equipment	-	30% declining-balance
Leasehold improvements	-	straight-line over the lesser of the useful life of the assets or term of the leases

The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected undiscounted future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down is charged to the statement of operations based on the difference between the carrying value and the future discounted cash flows. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

Product development costs

The Company expenses research costs when they are incurred. Software development costs are expensed as incurred unless they meet the criteria for deferral and amortization required by GAAP. Development costs incurred prior to the establishment of technological feasibility are expensed, as they do not meet the criteria. Capitalized costs are amortized on a straight-line basis over the remaining economic life of the related product, which is three years. The Company reassesses the relevant criteria for deferral and amortization at each reporting date. There have been no costs capitalized and amortized for the periods presented.

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce future income tax assets to the amount expected to be realized.

Revenue recognition

The Company’s revenue is derived from the sale of licenses, services and commissions, the sale of products to dealers in the automobile industry and the sale of used automobiles. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997, as amended by SOP 98-9 issued in December 1998, for all software or software related revenue. For all non-software or non-software related revenue, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, which was preceded by SAB 101, “Revenue Recognition in Financial Statements”. For contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, the Company generally applies the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether deliverables should be accounted for separately.

(a) Licenses

The Company records product revenue from licenses when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. The Company uses the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

Prior to February 2005, the majority of the Company’s license revenues was derived from arrangements where a customer paid an initial set-up fee and then continued on either month-to-month or annual contracts which may be cancelled with appropriate notice. Upon cancellation, the software ceases to function as originally intended. In these cases, the initial set-up fees were deferred and amortized over the expected life of the relationship, which is four years. The month-to-month or annual fees are recognized on a monthly basis, subject to collection of such amounts being probable. During 2006, the Company began to separate the relationship between initial set-up fees and the monthly and annual support contracts. In 2006, under these updated contracts, if support is cancelled, the software is not affected. In these cases, the initial set-up fee is recognized when the software installation is completed and the customer has accepted the installation.

The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size.

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

(b) Services and Commissions

The Company generates recurring revenue from several sources, including the sale of maintenance and support on its software products. The Company also generates nonrecurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of the Company’s software, and for other training seminars and consulting. Revenue is recognized when a signed contract has been executed, the services have been delivered, fees are fixed or determinable, and collectability is probable and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(c) Products

The Company generates non-recurring revenue from the sale of various products to automotive dealerships. Revenue is recognized when a signed contract is executed, the product has been delivered, fees are fixed or determinable, collectability is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. The Company does not offer product warranties related to these sales.

(d) Used automobile sales

The Company recognizes revenue on the sale of automobiles at the time automobile s are delivered to the customer and title has passed. In cases where the Company finances the automobile the interest is recognized over the term of the loan, which is generally 65 to 80 weeks, based on the principal outstanding at the time.

Deferred revenue represents unearned income where payments are received in advance of revenue recognition. Where revenue is deferred, all direct and incremental costs incurred to earn the revenue are also deferred.

Selling expenses

Selling expenses include payroll, employee benefits, equity compensation, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $29,106 in the six months ended July 31, 2006, and $69,700 in the six months ended July 31, 2005.

Foreign currency translation

Subsequent to November 1, 2004, the Company’s monetary assets and liabilities are translated to U.S. dollars at the exchange rate at the balance sheet date, while equity and non-monetary assets and liabilities are translated at their historical rates. Revenue, costs and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported as a component of net loss for the year.

Earnings per share

Earnings per share are based on the weighted average number of common shares outstanding (basic) adjusted, to the extent they are dilutive, for outstanding stock options and stock purchase warrants (diluted). The calculation of diluted earnings per share excludes any potential conversion of warrants or options that would increase earnings per share or decrease loss per share.

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the Company are recorded as capital leases and are included in capital assets and long-term debt. All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they are incurred.

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation

Effective, February 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 123(R), “Share-Based Payment,” (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”). SFAS 123R requires all stock options to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all options granted, modified, repurchased or cancelled on or after February 1, 2006, and to all options granted that were unvested as of February 1, 2006.

No stock options were granted during the three months ended July 31, 2006 and 2005. The most recent options granted by the Company were during the year ended January 31, 2005, all of which were fully vested prior to February 1, 2006.

In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During the six months ended July 31, 2006, the Company did not recognize any stock-based compensation expense as a result of the adoption of SFAS 123R. Total stock-based compensation expense for the six months ended July 31, 2006 was $ nil.

Through January 31, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company did not have any tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.

If the accounting provisions of SFAS No. 123R had been applied in the first six months of 2005, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

For the six months ended
July 31, 2005

Net income (loss) - as reported	$(122,327)
Stock-based compensation expense recorded
Pro-forma stock-based compensation expense	(23,614)
Net income (loss) - pro-forma	$(145,941)

Basic and diluted loss per share:
As reported	$(0.00)
Pro-forma	$(0.00)

The Company did not grant any additional options during the six months ended July 31, 2006 and 2005. During the six months ended July 31, 2006, 62,900 shares were exercised for $5,668 and during the six months ended July 31, 2005, 88,500 shares were exercised for $11,397. The last options granted in December 2004 (the “December 2004 options”) vested in 120 days and a portion of their fair value was estimated as $23,614 during the six months ended July 31, 2005. The fair value of the December 2004 Options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005

Expected dividend	0%
Expected volatility	90%
Risk-free interest rate	3.5%
Expected option life in years	5

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during the year ended January 31, 2005 and vested during the six months ended July 31, 2005 was $0.13 per option. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options that have no vesting restrictions. In addition, option-pricing models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimates.

Guarantees

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The Company has not issued any guarantees.

Derivatives

The Company’s net earnings and cash flows may be negatively impacted by fluctuating foreign exchange rates. To effectively manage this risk, the Company may enter into foreign currency swaps. The Company applies the recommendations of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS Nos. 138 and 149. Pursuant to these accounting standards, for a derivative designated as an accounting hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of the hedge are recognized in net earnings (loss). If the derivative used is not designated as an accounting hedge relationship or if it becomes ineffective, changes in fair value of the derivative are recognized in net earnings (loss).

During the six months ended July 31, 2006 and 2005, the Company did not enter into any derivative instruments.

Use of estimates

In preparing the Company’s financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies.

Earnings per share

On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. As the Company is in a loss position, the adoption of EITF 04-8 did not have an impact on the Company’s loss per share.

3.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting changes and error corrections

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3". The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company's financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	July 31,	January 31,
	2006	2006

Trade receivables from product	$88,220	$111,717
Less: Allowance for doubtful accounts	20,327	15,090
	$67,893	$96,627

Notes receivable from vehicle sales	$477,595	$722,038
Less: Allowance for doubtful accounts	66,057	95,119
	411,538	626,919

Long-term portion of notes receivable	51,753	103,818
Current portion of notes receivable	$359,785	$523,101

During the six-month periods ended July 31, 2006, and 2005, the Company earned $42,250 and $50,815 of financing income on notes receivable. This amount has been included with revenue in these financial statements.

Activity in the allowance for doubtful accounts is as follows:

	Balance at			Balance
Period Ended	Beginning	Charged to	Write-offs	at End of
July 31	Period	Expenses	and Other	Period

2006	$110,209	$121,070	$144,895	$86,384
2005	$51,936	$131,185	$81,098	$102,023

5.	CONVERTIBLE DEBENTURES

On October 12, 2004 (the “Closing Date”), the Company completed a convertible debenture financing (the “2004 Debentures”) for gross proceeds of $1,312,927, less costs of $89,079. The proceeds were primarily used to pursue an Over-the-Counter Bulletin Board (“OTC-BB”) quotation in the U.S. and to expand the Company’s CAC operations. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange (the “Conversion Date”) by April 10, 2005, the principal and interest amount of the debentures would have been automatically converted into a minimum of 7,336,500 units (a “Unit”). Each Unit would have consisted of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would have been exercisable into one common share at a price of $0.23 CDN per share and each whole class B purchase warrant would have been exercisable into one common share at a price of $0.30 CDN per share. Both Class A and B warrants issued would have been exercisable for a period of five years following the Closing Date. The 2004 Debentures are unsecured, bear interest at 5% per annum, beginning on May 1, 2005. Prior to May 1, 2005, the 2004 Debentures were non-interest bearing.

5.	CONVERTIBLE DEBENTURES (continued)

Carbiz engaged an agent for this debenture financing. In addition to a commission which has been included in the cost of issuance, on the Conversion Date, the Agent shall receive warrants (the “Agent Warrants”) equal to an aggregate of 10 % of the number of Units to be issued on the Conversion Date. Each warrant shall be exercisable into one common share upon payment of $0.22 CDN and one Class A Warrant upon payment of $0.23 CDN for a period of five years following the Closing Date. Also, the Agent shall receive a 2 percent cash fee on the exercise of Warrants exercised within 12 months of the Conversion Date. The Agent Warrants and cash fee that may be incurred should the Company complete OTC-BB trading have not been recorded in these financial statements.

As the Company was unable to achieve OTC-BB quotation by April 10, 2005, the Company is required to issue to the subscribers, Class A purchase warrants and Class B purchase warrants equal in number to 2% of the number of each of the Class A purchase warrants and Class B purchase warrants to be issued upon conversion of the 2004 Debenture plus an additional 1% for each subsequent 30 day period (the “Additional Warrants”). The aggregate of the Additional Warrants are limited to 6% of the Class A purchase warrants and the Class B purchase warrants to be issued upon conversion of the 2004 Debentures.

The 2004 Debentures contains a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2004 Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2004 Debentures allocated to the beneficial conversion feature is $650,565. Because the 2004 Debentures become convertible only upon the Company’s quotation of its shares on the OTC-BB, the contingent beneficial conversion feature is not recognized in earnings until the contingency is resolved.

The costs of issuance for the 2004 Debentures were amortized over the one-year period and were fully amortized as of October 31, 2005. The expense recorded during the six months ended July 31, 2006 is $Nil and $44,050 for the same period last year.

On October 12, 2005, the Company completed a convertible debenture financing (the “2005 Debenture”) for gross proceeds of $690,318. The proceeds were primarily used to repay $673,000 of maturing debentures and $14,658 of accrued interest on those debentures. These 2005 Debentures contain similar terms to the 2004 Debentures. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange, the principal and interest amount of the 2005 Debentures will be automatically converted into a minimum of 5,393,953 units (a “Unit”). Each Unit would consist of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would have been exercisable into one common share at a price of $0.15 CDN per share and each whole class B purchase warrant would have been exercisable into one common share at a price of $0.15 CDN per share. Both Class A and B warrants issued would be exercisable for a period of five years following the Closing Date. The 2005 Debentures are unsecured and bear interest at 5% per annum. Because the 2005 Debentures matured before the Company’s quotation of its common shares on the OTC-BB, the calculated Beneficial Conversion Feature and the Additional Warrants were never recognized or required to be issued.

The 2005 Debentures contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2005 Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2005 Debentures allocated to the beneficial conversion feature was $259,629.

Also on October 6, 2005, the Company agreed to an extension of terms for those holders of 2005 Debentures to mature on that date that did not elect to be paid in cash. The extension granted additional six months for the maturity date, until April 6, 2006. The extension also modified the number of units to be issued upon conversion from 3,521,520 to 5,118,213 and modified the exercise price for Class A and Class B purchase warrants to $0.15 CDN per share. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing 2004 Debentures. No gain or loss was recognized on the

5.	CONVERTIBLE DEBENTURES (continued)

extinguishment of 2004 Debentures. Because the 2004 Debenterus were considered repaid by the extinguishment before the quotation of the Company’s common shares on the OTC-BB, the calculated beneficial conversion feature and the Additional Warrants were never recognized or required to be issued. The Company determined the value of the new2005 Debentures at October 6, 2005 to be $655,029.

The amended 2005 Debentures are also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2005 Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2005 Debentures allocated to the beneficial conversion feature is $246,357. Because the both the newly issued 2005 Debentures and amended 2005 Ddebentures become convertible only upon the Company’s quotation of its common shares on the OTC-BB, the contingent beneficial conversion feature for each will not be recognized in earnings until the contingency is resolved.

On April 6, 2006, the Company completed a convertible debenture financing (the “2006 Debentures”) for gross proceeds of $20,000. The proceeds were primarily used to repay $20,000 of maturing debentures and $934 of accrued interest on those debentures. These 2006 Debentures contain similar terms to the 2004 Debentures and the 2005 Debentures. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange, the principal and interest amount of the debentures will be automatically converted into a minimum of 192,233 units (a “Unit”). Each Unit would consist of one common share and one Class A purchase warrant and one-half on one Class B purchase warrant. Each whole Class A purchase warrant would be exercisable into one common share at a price of $0.12 CDN per share and each whole class B purchase warrant would be exercisable into one common share at a price of $0.12 CDN per share. Both Class A and B purchase warrants issued would be exercisable for a period of five years following April 6, 2006. The 2006 Debentures are unsecured and bear interest at 5% per annum.

The 2006 Debentures contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2006 Debentures measured on the commitment date, over the amount of proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion feature is $5,180.

Also on April 6, 2006, the Company agreed to an extension of terms for those holders of 2005 Debentures maturing on that date that did not elect to be paid in cash. The extension granted an additional six months to the maturity date until October 6, 2006. The extension also modified the number of units to be issued upon conversion from 10,358,379 to 12,947,983 and modified the exercise price for Class A and Class B purchase warrants to $0.12 CDN per share. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing 2005 Debentures. No gain or loss was recognized on the extinguishment of the 2005 Debentures. Because the 2005 Debenturess were considered repaid by the extinguishment before the Company’s quotation of its common shares on the OTC-BB, the calculated beneficial conversion feature and Additional Warrants were never recognized or required to be issued. The Company determined the value of the 2006 Debenture at April 6, 2005 to be $1,395,585.

The amended 2006 Debentures are also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable upon conversion of the 2006 Debentures, measured on the commitment date, over the amount of proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion feature is $348,896. Because both the newly issued 2006 Debentures and amended 2005 Debentures become convertible only upon the quotation of the Company’s common shares on the OTC-BB, the contingent beneficial conversion feature will not be recognized in earnings until the contingency is resolved.

The provision for Additional Warrants on the amended 2004 Debentures, the 2005 Debentures and the 2006 Debentures would result in the issuance of 1,182,620 additional warrants upon conversion. Because these debentures become convertible only upon the Company’s quotation of its common shares on the OTC-BB, the additional warrants will not be recognized in earnings until the contingency is resolved.

6.	CASH FLOW INFORMATION

(a) Supplemental Information

	Six months ended
	July 31, 2006	July 31, 2005
Interest paid	$88,219	$115,645

(b) Supplemental non-cash information

During the six months ended July 31, 2006, the Company extended certain convertible debentures (see Note 5) which were treated as an extinguishment and re-issuance of debt in the amount of $1,396,305 and as such have not been included in the statement of cash flows.

7.	RELATED PARTY TRANSACTIONS

On February 28, 2005, the Company entered into a joint venture agreement (JV1) with a member of the Company's Board of Directors. The purpose of this joint venture is to add five additional CAC centers in the state of Florida over five years. Under the agreement, the Company will contribute its intellectual property and permanent, non-exclusive license agreements in exchange for a 50% share of the joint venture. The director/joint venture partner contributed $500,000 for the remaining 50% share. In April 2005, JV1 signed a five-year lease for the premises of the first center, at a price of $31,200 annually.

The Company accounts for the joint venture using FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. Because the joint venture is operated as a CAC location and is fully integrated under the daily control and management of the Company, the Company is, under this guidance, the “primary beneficiary”. Accordingly operational revenue and expenses, and all assets and liabilities are fully consolidated. The 50% share of the joint venture not owned by the Company is presented on the Minority Interest line item on the Consolidated Balance Sheets. A Summary of 100% of the joint venture revenues and expenses and assets are listed below:

	July 31, 2006	July 31, 2005
Sales	$120,574	$18,800
Cost of sales	103,581	12,682
Gross Profit	16,993	6,118
Operating Expenses (1)	63,409	31,990
Operating Loss	$(46,416)	$(25,872)
Depreciation	(464)	(138)
Net Loss	$(46,880)	$(26,010)

Total Assets	$450,781	$481,114
(1) Excluding depreciation and amortization.

In July 2005, the Company entered into a $150,000 short-term loan agreement with a company owned by a significant stockholder. The loan proceeds were received in three $50,000 installments received in July, August, and September 2005. Interest on the loan is at a rate of 17.7% per annum. Repayment of the loan and interest commenced on October 1, 2005 and was suspended after the second payment, although interest continues to accrue and the balance is expected to be fully repaid during 2007. The balances outstanding at July 31, 2006 and January 31, 2006 were $132,718 and $131,210, respectively, and were included in current liabilities.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amount of financial instruments including cash and cash equivalents, capital leases, accounts receivable and accounts payable and accrued liabilities approximates fair value because of the limited term of these instruments. The carrying value of the long-term debt approximates fair value because the interest rate is tied to the daily U.S. prime rate. The carrying value of the Company’s outstanding convertible debentures approximates fair value because the terms of the debentures were negotiated shortly before year-end.

The Company is exposed to the following risks related to its financial assets and liabilities:

Interest rate risk

The Company currently has notes payable that incur interest based on the U.S. prime lending rate. The Company is therefore exposed to interest rate risk through fluctuations in the U.S. prime lending rate. The Company does not use derivative instruments to reduce its exposure to interest rate risk.

Credit risk

Credit risk arises from the possibility that the Company’s customers may experience financial difficulty and be unable to fulfill their financial obligations. The risk is mitigated through proactive credit screening, a stringent collection policy, and the ability to restrict user access on certain products.

Foreign currency risk

The Company conducts most of its business in the United States of America. The Company’s exposure to foreign currency risk arises from purchases denominated in Canadian dollars. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. At July 31, 2006 and January 31, 2006, the Company had Canadian dollar assets of $60,035 Cdn and $2,018 Cdn respectively, and the Company had Canadian dollar liabilities of $1,794,455 Cdn at July 31, 2006 and $2,266,643 Cdn at January 31, 2006. During the six-month period ended July 31, 2006 and 2005, the Company recorded foreign exchange loss of $8,040 in 2006 and a foreign exchange loss of $20,958 in 2005. See Note 2 – Foreign currency translation for the Company’s policy on foreign currency translation.

9.	SEGMENTED INFORMATION FOR CONTINUING OPERATIONS

The Company operates and manages its business in three segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), its used car sales and financing joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). Approximately 99% of the Company’s revenue is generated in the United States. In addition almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated TaxMax from the segment information. See Note 10.

CAC purchases automobiles through auctions and sells them to end users at two car lots located in the State of Florida. When required, the Company will also finance these sales with loans that are generally 80 weeks in length. CAC operates a third car lot located in the State of Florida under a joint venture, Carbiz Auto Credit JV1, LLC.

Software and Other Products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

9.	SEGMENTED INFORMATION FOR CONTINUING OPERATIONS (continued)

Three months ended July 31	2006
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$193,198	$57,627	$639,434	$890,259
Cost of Sales	196,415	55,116	237,806	489,337
Gross Profit	(3,217)	2,511	401,628	400,722
Operating Expenses (1)	56,814	28,811	528,812	614,437
Income (Loss) From Segments	$(60,031)	$(26,300)	$(127,184)	(213,515)
Depreciation & Amortization				(19,631)
Total Operating Income (Loss)				$(233,146)

	2005
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$400,846	$18,800	$596,878	$1,016,521
Cost of Sales	320,696	12,682	188,288	521,666
Gross Profit	80,150	6,118	408,590	494,858
Operating Expenses (1)	119,154	26,920	460,336	606,410
Income (Loss) From Segments	$(39,004)	$(20,802)	$(51,746)	(111,552)
Depreciation & Amortization				(32,495)
Total Operating Income (Loss)				$(144,047)

Six months ended July 31	2006
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$330,417	$120,574	$1,197,026	$1,648,017
Cost of Sales	359,967	103,581	463,014	926,562
Gross Profit	(29,550)	16,993	734,012	721,455
Operating Expenses (1)	89,552	63,409	1,113,120	1,266,081
Income (Loss) From Segments	$(119,102)	$(46,416)	$(378,708)	(544,626)
Depreciation & Amortization				(43,300)
Total Operating Income (Loss)				$(587,926)

Total Assets	$(407,053)	$450,781	$855,428	$899,156
	2005
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$700,020	$18,800	$1,200,865	$1,919,685
Cost of Sales	509,393	12,682	430,673	952,748
Gross Profit	190,627	6,118	770,192	966,937
Operating Expenses (1)	277,784	31,990	741,934	1,051,708
Income (Loss) From Segments	$(87,157)	$(25,872)	$28,258	(84,771)
Depreciation & Amortization				(71,099)
Total Operating Income (Loss)				$(155,870)

Total Assets	$(60,758)	$481,113	$1,149,008	$1,569,363
(1) Excluding depreciation and amortization

10.	DISCONTINUED OPERATIONS

On May 16, 2006 the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, Florida. The proceeds of $442,000 received from the sale will be primarily used to expand CAC operations. The book value of the assets sold was $20,575, therefore, the Company realized a gain of $421,425 on the disposition. No reserves for disposition were deemed appropriate prior to the sale.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the TaxMax business have been presented as discontinued operations on the financial statements for all periods presented. The TaxMax segment had revenue of $253,004 for the period beginning February 1, 2006 through May 16, 2006. The operating income for this period was $135,358 plus a gain on disposal of $421,425.

The former segment had revenue of $375,984 and operating income of $107,026 for the six months ended July 31, 2005.

11.	SUBSEQUENT EVENTS

The Company’s registration statement on Form SB-2 was declared effective by the SEC on September 1, 2006. The Company is currently under review by the National Association of Securities Dealers, a routine requirement for quotation on OTC-BB. Because the Company’s outstanding debentures become convertible only upon the Company’s quotation of its common shares on the OTC-BB, an event beyond the control of the debenture holders, the additional warrants will not be recognized in earnings until the contingency is resolved.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

Our revenue has been derived from three sources, which include:

•	Software product and support sales and business model consulting services – through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services;

•	Tax return processing used for down payments on automobile purchases (TaxMax) – through seasonal registration fees, the bulk of which are received from October through December of each year, and subsequent tax processing fees, the bulk of which are received in February and March of each year; and

•	Direct auto sales and related financing (Carbiz Auto Credit centers) – through our self provided on- site specialty finance business, which includes company-owned locations as well as locations owned by our joint venture.

     Historically, we have been a software company that has also offered tax return processing services for, and business model consulting services to, the North American automobile industry. In May 2004, we decided to enter the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit. Rather than continuing to focus our resources only on our software, tax processing and consulting businesses, it is our intent to expand and further diversify our business operations by opening additional credit centers in the future. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location, in Tampa, Florida in May 2006. We anticipate opening additional credit centers in the future, with some of these credit centers being wholly-owned by us and others utilizing the joint venture structure discussed elsewhere in this report. Further, on May 16, 2006, we sold our TaxMax business to Tax Refund Services Inc. of Tampa, Florida. As a part of such asset sale, we agreed to enter into a non-competition agreement and, therefore, we do not intend to provide tax return processing services in the future.

     In terms of our existing software and consulting businesses, we believe that our IDA software and the related consulting will drive our software revenue and consulting services growth in the near term. To date, it has been installed in 20 dealerships, and we have a backlog of seven installations which are expected to be fully operational by the end of the fourth quarter of this fiscal year. We believe that there is an industry-wide movement towards the adoption of standardized accounting procedures and financial reporting within the independent dealer population, which consists of non-franchise automotive dealers, as a result of efforts by NIADA (National Independent Automobile Dealer Association) and NABD (National Alliance of Buy Here-Pay Here Dealers). We have worked closely with both of these associations during the development of our IDA software, and have received the “Approved Vendor for Standardized Accounting” designation from NIADA, a designation that indicates to the dealer community that IDA operates properly in producing appropriate audit trails, transaction processing, and financial reporting as defined by NIADA. Although NIADA approval is not required for a company to market its products to independent automobile dealers, we believe that the NIADA “Approved Vendor” designation will provide additional market acceptance of IDA as a specific accounting solution for independent dealers throughout North America.

Critical Accounting Policies

Revenue Recognition

     Our revenue is derived from the sale of licenses, services and commissions, the sale of products to dealers in the automobile industry and sale of used vehicles. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants in October 1997 as amended by Statement of Position 98-9 issued in December 1998 for all software or software related revenue. For all non-software or non-software related revenue, we recognize revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition,” which was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” For contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, we generally apply the Financial

Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether deliverables should be accounted for separately.

     We derive our revenue through the licensing of software products and providing related services, including installation, training and support, our TaxMax products, and our Carbiz Auto Credit Buy Here-Pay Here business. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. OurTaxMax revenue is made up of two parts. The first part is the dealer sign-up fee. These fees are paid between October and December. The second part is the tax preparation fees earned between January and April. As a majority of the tax preparation fees are earned subsequent to the year end, a portion of the sign up fees and related expenses are deferred and recognized as the tax preparation services are rendered. We also sell and finance used automobiles. The sale of automobiles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold automobiles, the interest is recognized over the term of the loan, which is generally 80 weeks, based on the principal outstanding at the time.

Use of Estimates

     We prepare our financial statements in accordance with generally accepted accounting principals in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis and are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies. Actual results may differ from these estimates under different assumptions.

Stock-Based Compensation

     We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to this accounting standard, we record deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for stock options that are granted to employees and directors when the exercise price is equal to the fair market value of the shares at the time of the grant.

Three Months ended July 31, 2006 compared to the Three Months ended July 31, 2005

	2006	% of	2005	% of
		Revenue		Revenue
Revenue	$890,259	100.0	$1,016,524	100.0
Cost of sales	$489,337	55.0	$521,666	51.3
Gross profit	$400,922	45.0	$494,858	48.7
Operating expenses	$634,068	71.2	$638,905	62.9
Operating income (loss)	$(233,146)	(26.2)	$(144,047)	(14.2)
Interest expense	$(96,609)	10.9	$(45,223)	4.4
Minority interest income (loss)	$13,243	1.5	$10,470	1.0
Net income (loss) from continuing operations	$(316,512)	(35.6)	$(178,800)	(17.6)
Net income (loss) from discontinued operations	$411,591	46.2	$(9,478)	(0.9)
NET INCOME (LOSS)	$95,079	10.7	$(188,278)	(18.5)
Income (loss) per common share (1)	$(0.00)		$(0.01)
Total assets	$899,156		$1,569,363
Long-term liabilities	$192,855		$428,822

(1) Diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

     In the three months ended July 31, 2006, our revenues from continuing operations decreased by $126,265 compared to our three-month revenue during the previous period ended July 31, 2005. This decrease was primarily due to a decrease of $168,821 in sales by our Carbiz Auto Credit operating unit during the first three months of 2006 when compared to the first three months of 2005. Carbiz Auto Credit generated sales of $250,825, including $193,198 from our Company-owned locations and $57,627 from our joint venture location during the three months ended July 31, 2006.

Cost of Sales

     Our cost of sales expense decreased by $32,329 for the three months ended July 31, 2006, compared to same period ended July 31, 2005. Carbiz Auto Credit operations cost of sales decreased by $81,847, including a decrease in costs of $124,281 from our Company-owned locations and an increase of $42,434 from our joint venture location during the three months ended July 31, 2006, and all other parts of the operation increased cost of sales by $119,518 during the three months ended July 31, 2006. We anticipate that our cost of sales expense will continue to increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

     For the three months ended July 31, 2006, our operating expenses decreased by $8,027 compared to the same period ended July 31, 2005. The Carbiz Auto Credit operating expenses decreased by $60,449, including a decrease of $62,340 from our Company-owned locations and and increase of $1,891 from our joint venture location during the three months ended July 31, 2006, while operating expenses for other segments increased by $68,476 during the three months ended July 31, 2006.

     We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $12,864 for the three months ended July 31, 2006 as compared to the same period ended July 31, 2005.

Interest Expense

     Our interest expense increased by $51,386 for the three months ended July 31, 2006, compared to the same period ended July 31, 2005. We continue to pay down our longer term debt, with principal payments being made monthly.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the three months ended July 31, 2006 increased by $42,556 over the prior period ended July 31, 2005.

TaxMax

     TaxMax was our tax preparation and refund division. The seasonal nature of our TaxMax business meant that the significant impact of return preparation operations was recognized during the first quarter.

     As a result of a continued decline in TaxMax revenue over a three-year period and a desire to focus both management and cash resources on the higher growth areas of our business, subsequent to the fiscal year end management decided to enter into an agreement to sell the TaxMax business. The sale was the result of an unsolicited offer and was completed during May 2006 to Tax Refund Services, Inc. of Tampa, FL. The $442,000 cash generated from the sale of TaxMax will be used primarily for further expansion of the Carbiz Auto Credit business. The net income from the sale of TaxMax as well as the net income generated from the discontinued operations are now shown as such on the Statement of Operations.

Carbiz Auto Credit

     The fastest growing segment of our business continues to be our Carbiz Auto Credit specialty consumer finance business. Carbiz operates three facilities in Florida called “Carbiz Auto Credit,” that originate, underwrite, fund and collect auto loans to customers with credit difficulties. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes.

     We believe that the results from our Palmetto and St. Petersburg corporate locations and Tampa joint venture location for the year ended January 31, 2006 have indicated a strong consumer demand for the finance product in that market, as well as reinforcing the effectiveness of our system for operations, marketing, underwriting and collections.

     The decrease in sales activity during the three months ended July 31, 2006 was the result of a decrease in inventory levels at all three locations due to a decrease in cash available for the purchase of inventory combined with the seasonal spike in wholesale car prices during tax season. Additional costs related to the Form SB-2 registration statement process resulted in the temporary cash shortage. With cash generated from the sale of TaxMax, the inventory level at all locations returned to a more normal level during the last 45 days of the three months ended July 31, 2006.

Six Months ended July 31, 2006 compared to the Six Months ended July 31, 2005

	2006	% of	2005	% of
		Revenue		Revenue
Revenue	$1,648,017	100.0	$1,919,685	100.0
Cost of sales	$926,562	56.2	$952,748	49.6
Gross profit	$721,455	43.8	$966,937	50.4
Operating expenses	$1,309,381	79.5	$1,122,807	58.5
Operating income (loss)	$(587,926)	(35.7)	$(155,870)	(8.1)
Interest expense	$(132,047)	8.0	$(86,488)	4.5
Minority interest income (loss)	$23,440	1.4	$13,005	0.7
Net income (loss) from continuing operations	$(696,533)	(42.3)	$(229,353)	(11.9)
Net income (loss) from discontinued operations	$556,783	33.8	$107,026	5.6
NET INCOME (LOSS)	$(139,750)	(8.5)	$(122,327)	(6.4)
Income (loss) per common share (1)	$(0.00)		$(0.00)
Total assets	$899,156		$1,569,363
Long-term liabilities	$192,855		$428,822

(1) Diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

     In the six months ended July 31, 2006, our revenues decreased by $271,668 compared to our six-month revenue during the previous period ended July 31, 2005. This decrease was primarily due to a decrease of $267,829 in sales by our Carbiz Auto Credit operating unit during the first six months of 2006 when compared to the first six months of 2005. Carbiz Auto Credit generated sales of $450,991, including $330,417 from our Company-owned locations and $120,574 from our joint venture location during the first six months of 2006. We continue to eliminate non-performing products, such as several older pre-Windows software products including our GoldKey Buy Here-Pay Here program and our TurboCAT F&I program, which may impact recurring monthly support revenue negatively in the short-term due to some attrition among that specific user population as we enter a period of time during which we announce the support for a specific product will end at a future date. During that time, we expect a majority of our users will be replacing the discontinued product with higher priced, higher margin products, which would result in a positive impact on future revenues. The decision to stop support for a specific product is made on the basis of the size of the remaining user population, the recurring revenue generated by that product, and the cost and difficulty of maintaining a technical support staff for the product.

Cost of Sales

     Our cost of sales expense decreased by $26,186 for the six months ended July 31, 2006, compared to the same period ended July 31, 2005. Carbiz Auto Credit operations cost of sales decreased by $58,527, including a decrease in costs of $149,426 from our Company-owned locations and an additional $90,899 from our joint venture location during the six months ended July 31, 2006, and all other parts of the operation increased cost of sales by $32,341 during the six months ended July 31, 2006. We anticipate that our cost of sales expense will continue to increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

     For the six months ended July 31, 2006, our operating expenses increased by $214,373 compared to the same period ended July 31, 2005. The Carbiz Auto Credit operating expenses were $152,961, including $89,552 from our Company-owned locations and $63,409 from our joint venture location during the six months ended July 31, 2006, while operating expenses for other segments increased by $371,186 during the six months ended July 31, 2006. This primarily resulted from a loss on foreign currency exchange of $30,034 and an increase in audit and legal expenses related to the conversion from Canadian GAAP accounting standards to US GAAP accounting standards and the preparation of the Form SB-2 registration statement for the six months ended July 31, 2006 compared to the same six months of the prior year.

     We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $27,799 for the six months ended July 31, 2006 as compared to the same period ended July 31, 2006.

Interest Expense

     Our interest expense decreased by $45,559 for the six months ended July 31, 2006, compared to the same period ended July 31, 2005. We continue to pay down our longer term debt, with principal payments being made monthly.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the six months ended July 31, 2006 decreased over the prior period ended July 31, 2005 by $3,839.

     Total software sales during the six months ended July 31, 2006 increased from the prior period by $5,472, with recurring monthly support revenue showing improvement over the prior period by an increase of $7,446. Sales of new software installations, however, decreased from the prior period by $1,974.

     The adoption of our current Carbiz Windows-based programs by existing DOS users continued to show an upward trend during the six months ended July 31, 2006, with approximately 8% of users on previous generation DOS programs upgrading to current programs. We believe this demonstrated that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

     The results of our IDA installations had some positive impact on the six months ended July 31, 2006, with several completed installations included in the sales totals. The monthly recurring support revenue for IDA in the six months ended July 31, 2006, grew to $12,150, with additional installations to be completed during the third quarter of fiscal 2007. Dealer interest in IDA continues to increase, which along with a shift in emphasis to higher value monthly support functions, we believe should result in continued growth in installations and recurring revenue.

     Our new sales of consulting services for the six months ended July 31, 2006 showed an increase from the prior period of $1,650, while recurring monthly consulting revenue decreased by $9,192 from the prior period.

     Software sales provide opportunities for us to introduce our consulting services to business clients. While our software products facilitate data accumulation and reporting, our consulting services help to interpret the data and provide advice, as well as industry benchmarks, to help dealers improve results. Our consulting focuses on implementing a data tracking product that automates some data analysis, creates a recurring revenue stream and facilitates additional consulting services.

     We offer two levels of consulting services targeted mainly to the dealer who provides self-funded, on-site auto financing (Buy Here-Pay Here). The standard package includes unlimited manager training, unlimited “800” number technical support, a monthly benchmarking report of composite data from dealerships using our system, and one training conference per year. The premier package also includes a weekly faxed performance report based on download and analysis of the client’s data. Our consultants provide telephone consultation to discuss the report and provide guidance on areas where improvements could be made. We also may provide customized trend analysis on specialized issues. Also included in the premier package are three on-site visits each year by our consultant. Each visit includes a top-to-bottom audit of sales, operations, procedures, marketing activities, inventories, computer systems and financial results.

TaxMax

     The TaxMax segment had revenue of $253,004 for the period beginning February 1, 2006 through May 16, 2006. The operating income for this period was $135,358 plus a gain on disposal of $421,425. The former segment had revenue of $375,984 and operating income of $107,026 for the six months ended July 31, 2005. Details of the sale of our TaxMax segment are presented in the review of the three-month financial results above.

Carbiz Auto Credit

     As of the year ended January 31, 2006 and the six months ended July 31, 2006, the total Carbiz Auto Credit loan portfolio was $722,038 and $477,595, respectively. The allowance for doubtful accounts at the same dates was $95,119 and $66,057, respectively. The allowance for doubtful accounts is established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance. All loans are made at an interest rate of 14.95% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is obtained for each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

     As of January 31, 2006 and July 31, 2006, we had $119,735 and $29,858, respectively, in cash and cash equivalents. During the six months ended July 31, 2006, we decreased our accounts payable and accrued liabilities by $101,532, which totaled $1,183,670 at July 31, 2006. During the six months ended July 31, 2006, we made debt repayments and capital lease payments totaling $78,010. We have continued to rely on private placements to meet our cash flow requirements. Operationally, we have not generated the necessary revenue to cover our operating expenses.

     On September 5, 2006, we completed a non-brokered private placement of 2,400,000 units at a price of US$0.10 per unit for gross proceeds to us of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this private placement, debt in the amount of $156,546.44 held by two of our directors was also converted into 1,565,464 Units with the same terms as the units issued in the private placement completed on Sepember 5, 2006.

     On May 16, 2006, we completed the sale of our TaxMax business to Tax Refund Services, Inc. located in Tampa, Florida. The proceeds of $442,000 received from the sale will be primarily used to expand the Carbiz Auto Credit operations.

     On April 6, 2006, we completed a non-brokered private placement of a 5% convertible debenture issued to Jon Kochevar for gross proceeds of Cdn$23,238. Prior to the maturity date, the debenture converts automatically upon the quotation of our common shares on the Over-The-Counter Bulletin Board and the delisting of our common shares for trading on the TSX Venture Exchange. The debenture converts into units, with each unit comprised of one common share, one class A common share purchase warrant and one-half of one class B common share purchase warrant, at a price of $0.12 per unit. Each class A common share purchase warrant may be exercised through April 6, 2011 for one common share at an exercise price of Cdn$0.12 per common share. Each whole class B common share purchase warrant may be exercised through April 6, 2011 for one common share at an exercise price of Cdn$0.12 per common share. The maturity date for the debenture is October 6, 2006, and interest immediately accrues on the debenture. All of the proceeds from this private placement were used to repay the principal and accrued interest on a debenture that matured on April 6, 2006, because such debenture holder would not extend the maturity date of his debenture until October 6, 2006.

     On October 6, 2005, we completed a non-brokered private placement of 5% convertible debentures for gross proceeds of Cdn$809,119 issued to certain of our executive officers and directors. Prior to the maturity date, the debentures convert automatically upon the quotation of our common shares for trading on the Over-The-Counter Bulletin Board and the delisting of our common shares for trading on the TSX Venture Exchange. The debentures convert into units, with each unit comprised of one common share, one class A common share purchase warrant and one-half of one class B common share purchase warrant, at a price of Cdn$0.15 per unit. Each class A common share purchase warrant may be exercised through October 6, 2010 for one common share at an exercise price of Cdn$0.15 per common share. Each whole class B common share purchase warrant may be exercised through October 6, 2010 for one common share at an exercise price of Cdn$0.15 per common share. The maturity date for the debentures was April 6, 2006, and interest immediately accrued on the debentures. All of the proceeds from this private placement were used to repay the principal and accrued interest on certain other debentures that matured on October 6, 2005, because the debenture holders would not extend the maturity date of those debentures until April 6, 2006.

     As a result of not achieving quotation of our common shares on the Over-The-Counter Bulletin Board by April 6, 2006, we negotiated with our debenture holders for an extension of the maturity date until October 6, 2006 in order to allow us additional time to achieve quotation of our common shares for trading on the Over-The-Counter Bulletin Board and delist our common shares from trading on the TSX Venture Exchange. In exchange for the extension of the maturity date, we offered to lower the conversion rate of the debentures to Cdn$0.12 per unit and the exercise price for each of the class A common share purchase warrants and the class B common share purchase warrants to Cdn$0.12. Only one of our debenture holders sought to be paid the principal and interest on his debenture, which was Cdn$25,150, while the remaining debenture holders agreed to the extension of the maturity date.

     On February 28, 2005, we completed a revolving loan agreement with Carbiz Auto Credit JV1, LLC, our joint venture company, with no fixed maximum principal amount and no fixed repayment term at an annual interest rate of the U.S. prime rate plus 1.5% .

     On July 29, 2005, we completed a non-brokered private placement of a $150,000 principal amount promissory note that bears interest at a rate of 17.7% with Medipac (US) International Inc., which is a wholly-owned subsidiary of Medipac International Inc. which is an entity controlled by Ross Quigley, who is one of our directors, and Theodore Popel, who is also one of our directors. This note calls for payments of $15,000 including principal and interest to begin on October 1, 2005 and will mature on August 1, 2006.

     We used all of these funds primarily to finance our operating loss and expand our Carbiz Auto credit operations.

     Payments due from us over the next five fiscal years for operating and capital leases, and short and long-term debt are as follows:

	Less Than	One to	Three to	Greater than
	One Year	Three Years	Five Years	Five Years	Total
Operating Leases	$190,710	$360,515	$38,123	$-	$589,248
Capital Leases	7,664	14,645	-	-	22,309
Long-Term Debt	138,402	116,470	-	-	254,872
Interest	18,489	5,258	-	-	23,747
	$355,265	$496,888	$38,123	$-	$890,276

     Should our operating revenues fail to increase to provide sufficient cash flow to fund operations we may require additional financing. Based on first quarter results and an assumption of meeting business projections for the remainder of the fiscal year and achieving quotation of our common shares on the Over-The-Counter Bulletin Board and a delisting on the TSX Venture Exchange on or before October 6, 2006, our current cash flow from operations and our cash on hand are sufficient to fund our operations until January 2007. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

As of July 31, 2006, we do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Disclosure Controls

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within our company and our subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective of ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual & Special Meeting of Shareholders was held at the Holiday Inn Lakewood Ranch at 6231 Lake Osprey Drive, Sarasota, Florida on July 20, 2006 at 5:00 p.m. Our shareholders voted on four items, with results as indicated:

(1)	The election of seven directors to serve until the next annual meeting of shareholders:

	Director	No. of Shares	No. of Shares	No. of Shares
		Voted For	Voted Against	Withheld
	Carl Ritter	11,914,763	1,500	-
	Ross Quigley	11,914,763	1,500	-
	Richard Lye	11,914,763	1,500	-
	Theodore Popel	11,914,763	1,500	-
	Stanton Heintz	11,914,763	1,500	-
	Christopher Bradbury	11,914,763	1,500	-
	Wallace Weylie	11,914,763	1,500	-

(2)	The appointment of Christopher, Smith, Leonard, Bristow, Stanell, P.A., Certified Public Accountants to provide an audit of our January 31, 2006 financial statements.

	No. of Shares	No. of Shares		No. of
	Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
	11,916,263	-	-	-

(3)	To re-approve our stock option plan.

	No. of Shares	No. of Shares		No. of
	Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
	9,471,861	40,491	2,403,911	-

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit
Number	Description
3.1(1)	Articles of Incorporation dated March 31, 1998
3.2(1)	Articles of Amendment dated April 15, 1998
3.3(1)	Articles of Amendment dated April 22, 1998
3.4(1)	Articles of Amendment dated September 1, 1999
3.5(1)	Articles of Amendment dated October 30, 2002
3.6(1)	Articles of Amendment dated July 15, 2003
3.7(1)	Bylaw No. 1
3.8(1)	Bylaw No. 2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company’s registration statement on Form SB-2 filed November 11, 2005 (File No 333- 129408)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBIZ INC.

Date: September 14, 2006	By:	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)