Form 10QSB
period 2006-10-31
CARBIZ INC
filed 2006-12-15
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

(941) 952-9255
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [   ] No [X]

As of December 5, 2006, 60,824,404 common shares of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

CARBIZ INC.

FORM 10-QSB

For the Quarterly Period Ended October 31, 2006

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

(i)	whether we are successful in implementing our business strategy;

(ii)	our ability to increase revenues in the future and to continue as a going concern;

(iii)	our ability to obtain additional financing on terms favorable to us, if at all, if our operating revenues fail to increase;

(iv)	our ability to attract and retain key personnel;

(v)

the impact on the market price of our common shares of the concentration of common share ownership by our directors, officers and greater than 5% shareholders, which may delay, deter or prevent actions that would result in a change of control;

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all loses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated; and

(xv)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions.

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

1 – FINANCIAL PART INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Consolidated Balance Sheets
Unaudited
(expressed in U.S. dollars)

	As at	As at
	October 31, 2006	January 31, 2006
ASSETS
CURRENT
Cash and cash equivalents	$79,615	$119,735
Accounts receivable (Note 4)	55,399	96,627
Current portion of notes receivable (Note 4)	351,707	523,101
Inventory	64,321	47,554
Prepaids and other assets	185,365	58,681
Deferred costs	15,410	35,722
	751,817	881,420
NOTES RECEIVABLE	65,754	103,818
DEFERRED COSTS	6,185	17,015
PROPERTY AND EQUIPMENT	201,012	340,063
	$1,024,768	$1,342,316
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,276,367	$1,285,202
Loan payable (Note 8)	-	131,210
Current portion of capital leases	7,486	8,033
Current portion of long-term debt	139,032	154,608
Convertible debenture	-	1,378,484
Warrant derivative liability	2,509,602	-
Deferred revenue	141,696	240,624
	4,074,183	3,198,161
DEFERRED REVENUE	41,231	113,434
CAPITAL LEASES	12,707	18,387
LONG-TERM DEBT	87,828	174,163
	4,215,949	3,504,145
MINORITY INTEREST (Note 8)	219,195	241,333
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	14,197,260
Unlimited shares authorized, 60,824,404 and 41,090,514 common shares issued and outstanding as at October 31 and January 31, 2006 , respectively
WARRANTS	-	20,499
ADDITIONAL PAID-IN CAPITAL	6,215,841	5,843,709
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(25,515,139)	(22,079,433)
	(3,410,376)	(2,403,162)
	$1,024,768	$1,342,316

The accompanying notes are an integral part of these financial statements

CARBIZ INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the three months ended		For the nine months ended
	October 31		October 31
	2006	2005	2006	2005
		(As restated -		(As restated -
		see Note 1(a))		see Note 1(a))
SALES
Software and Consulting Services	$609,371	$591,129	$1,806,397	$1,791,994
Used Car Sales and Financing	194,870	438,360	645,861	1,157,180
	804,241	1,029,489	2,452,258	2,949,174
COST OF SALES
Software and Consulting Services	235,006	183,499	698,020	614,172
Used Car Sales and Financing	146,479	352,017	610,027	874,092
	381,485	535,516	1,308,047	1,488,264
GROSS PROFIT	422,756	493,973	1,144,211	1,460,910

Personnel Expenses	262,696	229,080	762,596	695,671
Selling Expenses	73,679	93,775	255,503	356,192
Other Operating Expenses	515,738	433,486	1,143,395	827,285
	852,113	756,341	2,161,494	1,879,148
OPERATING INCOME (LOSS)	(429,357)	(262,368)	(1,017,283)	(418,238)

INTEREST AND OTHER EXPENSES	(47,767)	(68,397)	(179,814)	(154,885)

LOSS ON DERIVATIVE INSTRUMENTS	(2,817,530)	-	(2,817,530)	-

MINORITY INTEREST (Note 8)	(1,302)	(6,445)	22,138	6,560
NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(3,295,956)	(337,210)	(3,992,489)	(566,563)
NET INCOME (LOSS) FROM
DISCONTINUED OPERATIONS OF TAXMAX
INCLUDING GAIN ON DISPOSAL OF $421,425	-	(7,566)	556,783	99,460

NET INCOME (LOSS)	(3,295,956)	(344,776)	(3,435,706)	(467,103)
NET INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS			$(0.08)	$(0.01)
NET INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS			$0.01	$0.00

NET INCOME (LOSS) PER SHARE			$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING			48,035,734	41,085,327

The accompanying notes are an integral part of these financial statements.

CARBIZ INC.
Consolidated Statements of Cash Flows (1)
(expressed in U.S. dollars)

	For the nine months ended
	October 31
	2006	2005
NET INFLOW (OUTFLOW) OF CASH RELATED		(As restated -
TO THE FOLLOWING ACTIVITIES		see Note 1(a))

OPERATING
Net income (loss) for the year	$(3,435,706)	$(467,103)
Items not affecting cash
Depreciation of property and equipment	60,559	110,788
Minority interest	22,138	6,560
Loss on disposal of assets	71,926	19,181
Amortization of debt financing costs (Note 5)	-	60,201
Loss on derivative financial instruments	2,817,530	-
Issuance of common shares for interest expense	105,700	-
Issuance of common shares for consulting expense	150,000	-
Net changes in non-cash operating assets and liabilities
Accounts receivable	250,685	(203,776)
Prepaids and other assets	(126,684)	(11,488)
Inventory	(16,767)	(21,883)
Deferred costs	31,142	164,911
Accounts payable and accrued liabilities	(8,835)	(2,367)
Deferred revenue	(171,130)	(236,777)
	(249,442)	(581,753)

INVESTING
Acquisition of property and equipment	(10,098)	(13,165)
FINANCING
Repayment of capital leases	(6,227)	(15,978)
Proceeds from borrowing	-	150,000
Repayment of long-term debt	(101,911)	(79,109)
Investment from Joint Venture	-	500,000
Retirement of matured debentures	-	(673,000)
Issuance of convertible debenture	-	690,318
Issuance of share capital	283,370	11,398
	175,232	583,629
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	44,188	(7,175)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(40,120)	(18,464)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	119,735	130,520
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$79,615	$112,056
(1) See Note 7

The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND BUSINESS

Carbiz Inc. (the “Company”) is a publicly traded company on the TSX Venture Exchange (“TSXV”), formerly the Canadian Venture Exchange (“CDNX”). The Company was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares were quoted on the United States Over-the-Counter Bulletin Board and were delisted from the Toronto Venture Exchange (“TSX”).

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the October 31, 2006 and 2005 financial statements, which are necessary for a fair financial statement presentation. The results for the nine months ended October 31, 2006 and 2005 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2006 which are included in the Company’s Amendment No. 4 to Form SB-2 filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 1, 2006.

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its two operating subsidiaries, Carbiz USA Inc., a Delaware corporation, and Carbiz Auto Credit, Inc. (“CAC”), and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). Collectively, Carbiz Inc., Carbiz USA Inc., CAC and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also supplied a seasonal lead generation product that facilitates tax-refund loans that are primarily used for down payments on car loans. This business segment was sold on May 16, 2006. During the year ended January 31, 2006, the Company operated two CAC dealerships and started operations in a third location under JV1, all of which sell and finance used automobiles.

(a) Restatement

On October 12, 2004, the Company completed a Convertible Debenture financing (the “2004 Debentures”) which is described in Note 5 to these financial statements. The Company determined that the 2004 Debentures were financial instruments that contained both a debt and equity component. In measuring and accounting for the allocation between debt and equity, the Company incorrectly allocated a portion of the proceeds to equity and recorded accretion expense during the year relating to a contingent event, which resulted in a required restatement for the year ended January 31, 2005. These 2004 Debentures were converted on October 3, 2006 – see Note 5.

As a result of this restatement, for the nine months ended October 31, 2004, interest and other expenses has decreased from $712,213 to $154,885 and net loss decreased from $1,080,947 to $467,103.

On May 16, 2006, the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, FL. The Company has adopted discontinued operations accounting for all periods presented. See Note 10.

(b) Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred significant losses in the current year and in each of the past several years. In addition, the Company has a working capital deficiency (excluding derivative liability) of $812,764 as at October 31, 2006. This deficiency grows to $3,322,366 when you include the derivative liability of $2,509,602. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the new CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However,

1.	ORGANIZATION AND BUSINESS (continued)

(b) Going concern assumption (continued)

there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

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

Accounts receivable

Accounts receivable shown is net of bad debt provisions. The amount includes short term notes received through the sale of used automobiles. The notes are for terms of no greater than 80 weeks and require weekly payments. Interest is calculated weekly based on the balance outstanding at the time. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

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

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts receivable (continued)

A comparison of the following classifications of notes receivable related to auto sales at October 31, 2006 and January 31, 2006 is presented below:

	October 31, 2006		January 31, 2006
	Amount	Number	Amount	Number
Active accounts	$467,289	188	$681,116	245
Accounts held in repossession	$11,756	4	$40,922	14

	October 31, 2006		October 31, 2005
	Amount	Number	Amount	Number
Accounts charged off during 9 month period	$187,705	163	$128,929	55

Inventory

Inventory consists of used automobiles and is related to the CAC operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

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

The Company recognizes revenue on the sale of automobiles at the time automobiles are delivered to the customer and title has passed. In cases where the Company finances the automobile, the interest is recognized over the term of the loan, which is generally 65 to 80 weeks, based on the principal outstanding at the time.

Deferred revenue represents unearned income where payments are received in advance of revenue recognition. Where revenue is deferred, all direct and incremental costs incurred to earn the revenue are also deferred.

Selling expenses

Selling expenses include payroll, employee benefits, equity compensation, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $45,514 in the nine months ended October 31, 2006, and $74,859 in the nine months ended October 31, 2005.

Foreign currency translation

The Company’s monetary assets and liabilities are translated to U.S. dollars at the exchange rate at the balance sheet date, while equity and non-monetary assets and liabilities are translated at their historical rates. Revenues, costs and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported as a component of net loss for the year.

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

No stock options were granted during the nine months ended October 31, 2006 and 2005. The most recent options granted by the Company were during the year ended January 31, 2005, all of which were fully vested prior to February 1, 2006.

In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During the nine months ended October 31, 2006, the Company did not recognize any stock-based compensation expense as a result of the adoption of SFAS 123R. Total stock-based compensation expense for the nine months ended October 31, 2006 was $ nil.

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

If the accounting provisions of SFAS 123R had been applied in the first nine months of 2005, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

For the nine months ended
October 31, 2005

Net income (loss) - as reported	$ (467,103)
Stock-based compensation expense recorded	-
Pro-forma stock-based compensation expense	(23,614)
Net income (loss) - pro-forma	$ (490,717)

Basic and diluted loss per share:
As reported	$ (0.01)
Pro-forma	$ (0.01)

The Company did not grant any additional options during the nine months ended October 31, 2006 and 2005. During the nine months ended October 31, 2006, 392,676 shares were exercised for $43,370 and during the nine months ended October 31, 2005, 88,500 shares were exercised for $11,397.

The last options granted in December 2004 (the “December 2004 Options”) vested in 120 days and a portion of their fair value was estimated as $23,614 during the nine months ended October 31, 2005. The fair value of the December 2004 Options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

2005

Expected dividend	0%
Expected volatility	90%
Risk-free interest rate	3.5%
Expected option life in years	5

The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during the year ended January 31, 2005 and vested during the nine months ended October 31, 2005 was $0.13 per option. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options that have no vesting restrictions. In addition, option-pricing models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimates.

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

Warrant derivative liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. See Note 5(c) and 6(c).

3.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157 (“SFAS”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

3.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Uncertainty in income taxes

In July 2006, the FASB issued Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Servicing of financial assets

In March 2006, the FASB issued FAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing reights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Hybrid financial instruments

In February 2006, the FASB issued FAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivaties that would have to be accounted for separately, clarifies which interest and principal-only components are subject to FASB Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Accounting changes and error corrections

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company's financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	October 31,	January 31,
	2006	2006
Trade receivables from product	$67,736	$111,717
Less: Allowance for doubtful accounts	12,337	15,090
	$55,399	$96,627
Notes receivable from vehicle sales	$479,045	$722,038
Less: Allowance for doubtful accounts	61,584	95,119
	417,461	626,919
Long-term portion of notes receivable	65,754	103,818
Current portion of notes receivable	$351,707	$523,101

During the nine-month periods ended October 31, 2006, and 2005, the Company earned $60,852 and $73,928 of financing income on notes receivable. This amount has been included with revenue in these financial statements.

Activity in the allowance for doubtful accounts for trade receiveables and notes for auto sales is as follows:

Period Ended	Beginning	Charged to	Write-offs	at End of
October 31	Period	Expenses	and Other	Period

2006	$ 110,209	$ 159,406	$ 195,694	$ 73,921
2005	$ 51,936	$ 190,251	$ 131,978	$ 110,209

5.	CONVERTIBLE DEBENTURES

(a) Debenture offerings

On October 12, 2004 (the “Closing Date”), the Company completed a convertible debenture financing (the “2004 Debentures”) for gross proceeds of $1,312,927, less costs of $89,079. The proceeds were primarily used to pursue an Over-the-Counter Bulletin Board (“OTC-BB”) quotation in the U.S. and to expand the Company’s CAC operations. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange (the “Conversion Date”) by April 10, 2005, the principal and interest amount of the debentures would have been automatically converted into a minimum of 7,336,500 units (each a “Unit”). Each Unit would have consisted of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would have been exercisable into one common share at a price of $0.23 CDN per share and each whole class B purchase warrant would have been exercisable into one common share at a price of $0.30 CDN per share. Both Class A and B warrants issued would have been exercisable for a period of five years following the Closing Date. The 2004 Debentures were unsecured and bore interest at 5% per annum, beginning on May 1, 2005. Prior to May 1, 2005, the 2004 Debentures were non-interest bearing.

Carbiz engaged an agent for this debenture financing. In addition to a commission which has been included in the cost of issuance, on the Conversion Date, the Agent shall receive warrants (the “Agent Warrants”) equal to an aggregate of 10% of the number of Units to be issued on the Conversion Date. Each warrant shall be exercisable into one common share upon payment of $0.22 CDN and one Class A Warrant upon payment of $0.23 CDN for a period of five years following the Closing Date. Also, the Agent shall receive a 2 percent cash fee on the exercise of warrants exercised within 12 months of the Conversion Date. The cash fee that may be incurred on the exercise of warrants has not been recorded in these financial statements.

5.	CONVERTIBLE DEBENTURES (continued)

As the Company was unable to achieve OTC-BB quotation by April 10, 2005, the Company is required to issue to the subscribers Class A purchase warrants and Class B purchase warrants equal in number to 2% of the number of each of the Class A purchase warrants and Class B purchase warrants to be issued upon conversion of the 2004 Debentures plus an additional 1% for each subsequent 30 day period (the “Additional Warrants”). The aggregate of the Additional Warrants are limited to 6% of the Class A purchase warrants and the Class B purchase warrants to be issued upon conversion of the 2004 Debentures.

The 2004 Debentures contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2004 Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2004 Debentures allocated to the beneficial conversion feature is $650,565. Because the 2004 Debentures become convertible only upon the Company’s quotation of its shares on the OTC-BB, the contingent beneficial conversion feature is not recognized in earnings until the contingency is resolved.

The costs of issuance for the 2004 Debentures were amortized over the one-year period and were fully amortized as of October 31, 2005. The expense recorded during the nine months ended October 31, 2006 is $nil and $60,201 for the same period last year.

On October 12, 2005, the Company completed a convertible debenture financing (the “2005 Debentures”) for gross proceeds of $690,318. The proceeds were primarily used to repay $673,000 of maturing debentures and $14,658 of accrued interest on those debentures. These 2005 Debentures contain similar terms to the 2004 Debentures. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange, the principal and interest amount of the 2005 Debentures will be automatically converted into a minimum of 5,393,953 units (each a “Unit”). Each Unit would consist of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would have been exercisable into one common share at a price of $0.15 CDN per share and each whole class B purchase warrant would have been exercisable into one common share at a price of $0.15 CDN per share. Both Class A and B warrants issued would be exercisable for a period of five years following the Closing Date. The 2005 Debentures are unsecured and bear interest at 5% per annum. Because the 2005 Debentures matured before the Company’s quotation of its common shares on the OTC-BB, the calculated beneficial conversion feature and the Additional Warrants were never recognized or required to be issued.

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

Also on October 6, 2005, the Company agreed to an extension of terms for those holders of 2005 Debentures to mature on that date that did not elect to be paid in cash. The extension granted an additional six months for the maturity date, until April 6, 2006. The extension also modified the number of Units to be issued upon conversion from 3,521,520 to 5,118,213 and modified the exercise price for Class A and Class B purchase warrants to $0.15 CDN per share. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing 2004 Debentures. No gain or loss was recognized on the extinguishment of the 2004 Debentures. Because the 2004 Debenterus were considered repaid by the extinguishment before the quotation of the Company’s common shares on the OTC-BB, the calculated beneficial conversion feature and the Additional Warrants were never recognized or required to be issued. The Company determined the value of the new 2005 Debentures at October 6, 2005 to be $655,029.

The amended 2005 Debentures are also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2005 Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2005 Debentures allocated to the beneficial conversion feature is $246,357. Because both the newly issued 2005 Debentures and amended 2005 Debentures become convertible only upon the Company’s quotation of its common shares on the OTC-BB,

5.	CONVERTIBLE DEBENTURES (continued)

the contingent beneficial conversion feature for each will not be recognized in earnings until the contingency is resolved.

On April 6, 2006, the Company completed a convertible debenture financing (the “2006 Debentures”) for gross proceeds of $20,000. The proceeds were primarily used to repay $20,000 of maturing debentures and $934 of accrued interest on those debentures. These 2006 Debentures contain similar terms to the 2004 Debentures and the 2005 Debentures. Upon the quotation of the Company’s common shares on the OTC-BB and concurrent delisting from the TSX Venture Exchange, the principal and interest amount of the debentures will be automatically converted into a minimum of 192,233 units (each a “Unit”). Each Unit would consist of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would be exercisable into one common share at a price of $0.12 CDN per share and each whole class B purchase warrant would be exercisable into one common share at a price of $0.12 CDN per share. Both Class A and B purchase warrants issued would be exercisable for a period of five years following April 6, 2006. The 2006 Debentures are unsecured and bear interest at 5% per annum.

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

Also on April 6, 2006, the Company agreed to an extension of terms for those holders of 2005 Debentures maturing on that date that did not elect to be paid in cash. The extension extended the maturity date for an additional six months until October 6, 2006. The extension also modified the number of Units to be issued upon conversion from 10,358,379 to 12,947,983 and modified the exercise price for Class A and Class B purchase warrants to $0.12 CDN per share. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing 2005 Debentures. No gain or loss was recognized on the extinguishment of the 2005 Debentures. Because the 2005 Debenturess were considered repaid by the extinguishment before the Company’s quotation of its common shares on the OTC-BB, the calculated beneficial conversion feature and Additional Warrants were never recognized or required to be issued. The Company determined the value of the 2006 Debenture at April 6, 2005 to be $1,395,585.

The amended 2006 Debentures are also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable upon conversion of the 2006 Debentures, measured on the commitment date, over the amount of proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion feature which is $348,896. Because both the newly issued 2006 Debentures and amended 2005 Debentures become convertible only upon the quotation of the Company’s common shares on the OTC-BB, the contingent beneficial conversion feature will not be recognized in earnings until the contingency is resolved.

The provision for Additional Warrants on the amended 2004 Debentures, the 2005 Debentures and the 2006 Debentures would result in the issuance of 946,085 additional warrants upon conversion. Because these debentures become convertible only upon the Company’s quotation of its common shares on the OTC-BB, the additional warrants will not be recognized in earnings until the contingency is resolved.

(b) Debenture conversion

On September 1, 2006, the Company’s registration statement on Form SB-2 (File No. 333-129408) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Effective October 3, 2006, the approximately $1,406,529 of debenture financing which closed on April 6, 2006 (described above) and accumulated interest of $76,805 converted into 13,842,027 common shares, 14,472,753 Class A Common Share Purchase Warrants and 7,236,355 Class B Common Share Purchase Warrants (the “Conversion”).

The 13,842,027 common shares related to 13,124,494 debenture principal shares and 717,533 debenture interest shares. The 14,472,753 Class A Common Share Purchase Warrants related to 13,124,494 debenture principal shares, 717,533 debenture interest shares, and 630,723 penalty interest warrants. The 7,236,372 Class B Common Share Purchase Warrants related to 6,562,247 debenture principal shares, 358,766 debenture interest shares, and 315,342 penalty interest warrants. The number of shares and warrants finally issued varied

5.	CONVERTIBLE DEBENTURES (continued)

slightly from the amounts detailed in the 2004 Debentures and the two subsequent refinancings thereto due to a variance between the estimated amounts accrued prior to the debenture conversion and the final calculations at conversion.

Each class A common share purchase warrant and each class B common share purchase warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011, as summarized below, and an exercise price of CDN$0.12.

Summary of warrant by expiration dates:

	Class “A”	Class “B”	Total
	Warrants	Warrants	Warrants

Expires October 6, 2009	6,893,056	3,446,511	10,339,567
Expires October 6, 2010	7,370,178	3,685,086	11,055,264
Expires April 6, 2011	209,519	104,758	314,277

Total	14,472,753	7,236,355	21,709,108

In addition, 33,723 shares valued at $3,608 and cash of $2,548 was paid for interest from September 1, 2006, the date the Form SB-2 was declared effective with the SEC, through October 3, 2006, the date the debentures converted.

(c) Derivative liabilities

Evaluation of criteria under EITF Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settle in, a Company’s Own Stock,” resulted in the determination that the Company’s outstanding warrants should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.

Using a Black Scholes model valuation with the following assumptions for each “series by expiration date”, expected volatility of 91.70%, 94.77% and 99.14% respectively; risk free interest rate of 4.11%; and a remaining contractual life of 2.93 years, 3.93 years and 4.43 years respectively, the aggregate fair value of these warrant derivative liabilities at October 31, 2006 was $2,136,189.

The Black-Scholes model was developed for use in estimating the fair value of financial instruments. Such models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimates.

Summary of warrant values as of October 31, 2006:

	Warrants	Amount

Expires October 6, 2009	10,339,567	$920,955
Expires October 6, 2010	11,055,264	$1,181,643
Expires April 6, 2011	314,276	$33,591

Totals	21,709,108	$2,136,189

5.	CONVERTIBLE DEBENTURES (continued)

	(d)	Beneficial conversion feature

Evaluation of criteria under EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” resulted in the determination using the guidance of Issue 15 therein that the Debentures contained a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the Debentures allocated to the common shares upon conversion was $1,406,529 (when converted to US$ at date of conversion). The portion of the proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion features was $351,633 (when converted to US$ at date of conversion). This calculated beneficial conversion feature of $351,633 was charged to “Loss on Derivative Instruments” and credited to “Additional-Paid-In Capital”.

	(e)	Agent Warrants

As outlined above, the Company had engaged an agent for the Debenture financing. Accordingly, the Company also issued as of October 3, 2006 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.23, and 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.22 to the agent involved in the Debenture financing. Using a Black-Scholes model valuation assuming an expected dividend yield of zero, expected stock price volatility of 102%, risk free interest rate of 4.11% and a remaining contractual life of 4.93 years, the aggregate fair value of the warrant derivative liability at October 31, 2006 was $95,831.

Such amount was charged to “Loss on Derivative Instruments” and credited to “Warrant Derivative Liability” on the October 31, 2006 balance sheet.

6.	RECENT ISSUANCES OF STOCK AND WARRANTS

	(a)	Unregisted sales of equity securities

On September 5, 2006, the Company competed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to the Company of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this offering, related party debt in the amount of $156,546.44 held by two directors of the Company was also converted into 1,565,464 units with the same terms as the units issued in the private placement. Accordingly, 3,965,464 shares were issued and the 3,965,464 of two year common stock warrants were valued using a Black-Scholes model valuation assuming an expected dividend yield of zero, expected stock price volatility of 106%, risk free interest rate of 4.11% and a remaining contractual life of 1.83 years, the aggregate fair value of the warrant derivative liability at October 31, 2006 was determined to be $277,582. This amount was charged to “Loss on Derivative Instruments” and credited to “Warrant Derivative Liability” on the October 31, 2006 balance sheet.

	(b)	Unregisted shares issued to investor relations consultant

On September 5, 2006, the Company issued 1,500,000 common shares to an investor relations consultant in consideration for a six month consulting agreement. The Company valued the shares at $0.10 and expensed the amount over the six months of the contract using as guidance EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The value of the consultant shares was based on the value the Company received for private placement shares referred to above in Note 6(a). Accordingly, the three and nine month periods ended October 31, 2006 include $50,000 within Other Operating Expenses.

6.	RECENT ISSUANCES OF STOCK AND WARRANTS (continued)

(c) Summary of warrant liability at October 31, 2006

As of October 31, 2006 the Company had warrant liability as follows:

Conversion Warrants expiring October 6, 2009	$920,955
Conversion Warrants expiring October 6, 2010	1,181,643
Conversion Warrants expiring April 6, 2011	33,591
Private Placement Warrants expiring September 5, 2008	277,582
Agent Warrants expiring October 6, 2011	95,831

Total	$2,509,602

This warrant liability will be adjusted quarterly based on a Black-Scholes value model and any changes in fair value will be recorded at income/cost of derivative financial instruments.

7.	CASH FLOW INFORMATION

(a) Supplemental information

	Nine months ended
	October 31, 2006	October 31, 2005
Cash paid during the period for Interest	$29,227	$33,241

(b) Supplemental non-cash information

During the nine months ended October 31, 2006, the Company converted certain convertible debentures (see Note 5) which were treated as a conversion of debt and issuance of common shares in the amount of $1,406,529 and as such have not been included in the statement of cash flows. Interest of $76,805 for the Debenture conversion and interest of $28,895 for related party debt were exchanged for common shares totaling $105,700.

	October 31,	October 31,
	2006	2005

NON-CASH ACTIVITY

Common shares issued in connection with a consulting agreement	$150,000	-

Common shares issued for related party loan payable	$131,210	-

Debenture converted into common stock	$1,406,529	-

Common stock issued for satisfaction of debenture accrued interest	$80,414	-

Common stock issued for satisfaction of related party loan interest	$25,286	-

Fair value of derivative liabilities	$2,509,602	-

8.	RELATED PARTY TRANSACTIONS

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

The Company accounts for the joint venture using FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. Because the joint venture is operated as a CAC location and is fully integrated under the daily control and management of the Company, the Company is, under this guidance, the “primary beneficiary”. Accordingly operational revenue and expenses, and all assets and liabilities are fully consolidated. The 50% share of the joint venture not owned by the Company is presented on the Minority Interest line item on the consolidated balance sheet. A summary of 100% of the joint venture revenues and expenses and assets are listed below:

	October 31, 2006	October 31, 2005
Sales	$244,305	$157,696
Cost of sales	201,090	100,428
Gross Profit	43,215	57,268
Operating Expenses (1)	86,656	69,924
Operating Loss	$(43,441)	$(12,656)
Depreciation	(835)	(464)
Net Loss	$(44,276)	$(13,120)

Total Assets	$465,198	$494,128

(1) Excluding depreciation and amortization.

In July 2005, the Company entered into a $150,000 short-term loan agreement with a company owned by a significant stockholder. The loan proceeds were received in three $50,000 installments received in July, August, and September 2005. Interest on the loan is at a rate of 17.7% per annum. Repayment of the loan and interest commenced on October 1, 2005 and was suspended after the second payment, although interest continues to accrue. The balance outstanding at January 31, 2006 of $131,210 was included in current liabilities. On September 5, 2006, the $131,210 principal balance, plus $25,336 of accrued interest was converted into common shares as discussed in Note 6(a).

9.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

9.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

Credit risk

Credit risk arises from the possibility that the Company’s customers may experience financial difficulty and be unable to fulfill their financial obligations. The risk is mitigated through proactive credit screening, a stringent collection policy, and the ability to restrict user access on certain products.

Foreign currency risk

The Company conducts most of its business in the United States of America. The Company’s exposure to foreign currency risk arises from purchases denominated in Canadian dollars. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. At October 31, 2006 and January 31, 2006, the Company had Canadian dollar assets of CDN$2,610 and CDN$2,018 respectively, and the Company had Canadian dollar liabilities of CDN$3,805,588 at October 31, 2006 and CDN$2,266,643 at January 31, 2006. During the nine-month periods ended October 31, 2006 and 2005, the Company recorded a foreign exchange loss of $23,935 in 2006 and $74,912 in 2005. See Note 2 – Foreign currency translation for the Company’s policy on foreign currency translation.

10.	SEGMENTED INFORMATION FOR CONTINUING OPERATIONS

The Company operates and manages its business in three segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), its used car sales and financing joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). Approximately 99% of the Company’s revenue is generated in the United States. In addition, almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated TaxMax from the segment information. See Note 11.

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

10.	SEGMENTED INFORMATION FOR CONTINUING OPERATIONS (continued)

Three months ended October 31
		2006
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$121,326	$73,543	$609,371	$804,241
Cost of Sales	99,158	47,321	235,006	381,485
Gross Profit	22,168	26,222	374,365	422,756
Operating Expenses (1)	71,842	23,247	739,765	834,854
Income (Loss) From Segments	$(49,674)	$2,976	$(365,400)	(412,098)
Depreciation & Amortization				(17,259)
Total Operating Income (Loss)				$(429,357)

		2005
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$305,622	$132,738	$591,129	$1,029,489
Cost of Sales	264,271	87,746	183,499	535,516
Gross Profit	41,351	44,992	407,630	493,973
Operating Expenses (1)	145,961	37,934	532,757	716,652
Income (Loss) From Segments	$(104,610)	$7,058	$(125,127)	(222,679)
Depreciation & Amortization				(39,689)
Total Operating Income (Loss)				$(262,368)

Nine months ended October 31
		2006
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$451,743	$194,117	$1,806,397	$2,452,258
Cost of Sales	459,125	150,902	698,020	1,308,047
Gross Profit	(7,382)	43,215	1,108,377	1,144,211
Operating Expenses (1)	161,394	86,656	1,852,885	2,100,935
Income (Loss) From Segments	$(168,776)	$(43,440)	$(744,508)	(956,724)
Depreciation & Amortization				(60,559)
Total Operating Income (Loss)				$(1,017,283)
Total Assets	$(444,484)	$465,198	$904,055	$924,768

		2005
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$1,005,642	$151,538	$1,791,994	$2,949,174
Cost of Sales	773,664	100,428	614,172	1,488,264
Gross Profit	231,978	51,110	1,177,822	1,460,910
Operating Expenses (1)	423,745	69,924	1,274,691	1,768,360
Income (Loss) From Segments	$(191,767)	$(18,814)	$(96,869)	(307,450)
Depreciation & Amortization				(110,788)
Total Operating Income (Loss)				$(418,238)

Total Assets	$646,179	$206,219	$576,295	$1,428,693

(1) Excluding depreciation and amortization.

11.	DISCONTINUED OPERATIONS

On May 16, 2006, the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, Florida. The proceeds of $442,000 received from the sale will be primarily used to expand CAC operations. The book value of the assets sold was $20,575; therefore, the Company realized a gain of $421,425 on the disposition. No reserves for disposition were deemed appropriate prior to the sale.

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

The former segment had revenue of $375,984 and operating income of $107,026 for the nine months ended October 31, 2005.

12.	SUBSEQUENT EVENTS

During November 2006, the Company borrowed $55,000 and in early December 2006 an additional $75,000, on a short term basis from a company owned by a significant stockholder.

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

  Tax return processing used for down payments on automobile purchases (TaxMax) – which was sold during May 2006; and

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

            In terms of our existing software and consulting businesses, we believe that our Independent Dealer Accounting (“IDA”) software and the related consulting will drive our software revenue and consulting services growth in the near term. To date, it has been installed in 20 dealerships, and we have a backlog of seven installations which are expected to be fully operational by the end of the fourth quarter of this fiscal year. We believe that there is an industry-wide movement towards the adoption of standardized accounting procedures and financial reporting within the independent dealer population, which consists of non-franchise automotive dealers, as a result of efforts by NIADA (National Independent Automobile Dealer Association) and NABD (National Alliance of Buy Here-Pay Here Dealers). We have worked closely with both of these associations during the development of our IDA software, and have received the “Approved Vendor for Standardized Accounting” designation from NIADA, a designation that indicates to the dealer community that IDA operates properly in producing appropriate audit trails, transaction processing, and financial reporting as defined by NIADA. Although NIADA approval is not required for a company to market its products to independent automobile dealers, we believe that the NIADA “Approved Vendor” designation will provide additional market acceptance of IDA as a specific accounting solution for independent dealers throughout North America.

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

           We derive our revenue through the licensing of software products and providing related services, including installation, training and support, our TaxMax products, and our Carbiz Auto Credit Buy Here-Pay Here business. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. Our TaxMax revenue is made up of two parts. The first part is the dealer sign-up fee. These fees are paid between October and December. The second part is the tax preparation fees earned between January and April. As a majority of the tax preparation fees are earned subsequent to the year end, a portion of the sign up fees and related expenses are deferred and recognized as the tax preparation services are rendered. We also sell and finance used automobiles. The sale of automobiles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold automobiles, the interest is recognized over the term of the loan, which is generally 80 weeks, based on the principal outstanding at the time.

Use of Estimates

           We prepare our financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis and are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies. Actual results may differ from these estimates under different assumptions.

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

Three Months ended October 31, 2006 compared to the Three Months ended October 31, 2005

	2006	% of	2005	% of
		Revenue		Revenue
Revenue	$804,241	100.0	$1,029,489	100.0
Cost of sales	$381,485	47.4	$535,516	52.0
Gross profit	$422,756	52.6	$493,973	48.0
Operating expenses	$852,113	106.0	$756,341	73.5
Operating income (loss)	$(439,357)	(54.6)	$(262,368)	(25.5)
Interest expense	$(47,767)	5.9	$(68,397)	6.6
Loss on derivative instruments	$(2,817,530)	350.3	$-
Minority interest income (loss)	$(1,302)	0.2	$(6,445)	0.6
Net income (loss) from continuing operations	$(3,295,956)	(409.8)	$(337,210)	(32.8)
Net income (loss) from discontinued operations	$-		$(7,566)	(0.7)
NET INCOME (LOSS)	$(3,295,956)	(409.8)	$(344,778)	(33.5)
Income (loss) per common share (1)	$(0.07)		$(0.01)
Total assets	$1,024,768		$1,470,708
Long-term liabilities	$141,766		$381,232

(1) Diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

            In the three months ended October 31, 2006, our revenues from continuing operations decreased by $225,248 compared to our three-month revenue during the previous period ended October 31, 2005. This decrease was due to a decrease of $243,491 in sales by our Carbiz Auto Credit operating unit during the three months ended October 31, 2006 when compared to the same period ended October 31, 2005. Carbiz Auto Credit generated sales of $196,869, including $121,326 from our company-owned locations and $75,543 from our joint venture location during the three months ended October 31, 2006.

Cost of Sales

            Our cost of sales expense decreased by $154,031 for the three months ended October 31, 2006, compared to same period ended October 31, 2005. Carbiz Auto Credit operations cost of sales decreased by $205,538, including a decrease in costs of $165,113 from our Company-owned locations and a decrease of $40,425 from our joint venture location during the three months ended October 31, 2006, and all other parts of the operation increased cost of sales by $51,507 during the three months ended October 31, 2006. We anticipate that our cost of sales expense will increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

            For the three months ended Octoer 31, 2006, our operating expenses increased by $95,772 compared to the same period ended October 31, 2005. The Carbiz Auto Credit operating expenses decreased by $88,806, including a decrease of $74,119 from our Company-owned locations and a decrease of $14,687 from our joint venture location during the three months ended October 31, 2006, while operating expenses for other segments increased by $184,578 during the three months ended October 31, 2006, primarily due to expenses related to preparation of our Form SB-2 registration statement, which was declared effective on September 1, 2006.

            We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $22,430 for the three months ended October 31, 2006 as compared to the same period ended October 31, 2005.

Interest Expense

            Our interest expense decreased by $20,630 for the three months ended October 31, 2006, compared to the same period ended October 31, 2005, as we continue to pay down our longer term debt, with principal payments being made monthly.

Loss on Derivative Instruments

            For the three months ended October 31, 2006, we incurred non-cash expenses of $2,817,530 as a result of the conversion of our 5% debentures including $304,092 in direct expense of the conversion of the debentures and $2,513,438 in expenses of the warrants issued upon the debenture conversion.

Software Sales, Support and Consulting

            This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the three months ended October 31, 2006 increased by $18,242 over the prior period ended October 31, 2005.

TaxMax

            TaxMax was our tax preparation and refund division. The seasonal nature of our TaxMax business meant that the significant impact of return preparation operations was recognized during the first quarter.

            As a result of a continued decline in TaxMax revenue over a three-year period and a desire to focus both management and cash resources on the higher growth areas of our business, subsequent to the 2006 fiscal year end, management decided to enter into an agreement to sell the TaxMax business. The sale was the result of an unsolicited offer and was completed during May 2006 to Tax Refund Services, Inc. of Tampa, FL. The $442,000 cash generated from the sale of TaxMax has been used primarily for further expansion of the Carbiz Auto Credit business. The net income from the sale of TaxMax as well as the net income generated from the discontinued operations are now shown as such on the statement of operations.

Carbiz Auto Credit

            The fastest growing segment of our business continues to be our Carbiz Auto Credit specialty consumer finance business. We operate three facilities in Florida called “Carbiz Auto Credit,” that originate, underwrite, fund and collect auto loans to customers with credit difficulties. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes.

            We believe that the results from our Palmetto and St. Petersburg corporate locations and Tampa joint venture location for the year ended January 31, 2006 have indicated a strong consumer demand for the finance product in that market, as well as reinforce the effectiveness of our system for operations, marketing, underwriting and collections.

            The decrease in sales activity during the three months ended October 31, 2006 was the result of a decrease in inventory levels at all three locations due to a decrease in cash available for the purchase of inventory. Additional costs related to the Form SB-2 registration statement process resulted in the temporary cash shortage.

Nine Months ended October 31, 2006 compared to the Nine Months ended October 31, 2005

	2006	% of	2005	% of
		Revenue		Revenue
Revenue	$2,452,258	100.0	$2,949,174	100.0
Cost of sales	$1,308,047	53.3	$1,488,264	50.5
Gross profit	$1,144,211	46.7	$1,460,910	49.5
Operating expenses	$2,161,494	88.1	$1,879,148	63.7
Operating income (loss)	$(1,017,283)	(41.5)	$(418,238)	(14.2)
Interest expense	$(179,814)	7.3	$(154,885)	5.3
Loss on derivative instruments	$(2,817,530)	114.9	$-
Minority interest income (loss)	$22,138	0.9	$6,560	0.2
Net income (loss) from continuing operations	$(3,992,489)	(160.0)	$(566,563)	(19.2)
Net income (loss) from discontinued operations	$556,783	22.7	$99,460	3.4
NET INCOME (LOSS)	$(3,435,706)	(140.1)	$(467,103)	(15.8)
Income (loss) per common share (1)	$(0.07)		$(0.01)
Total assets	$1,024,768		$1,470,708
Long-term liabilities	$141,766		$381,232

(1) Diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

            In the nine months ended October 31, 2006, our revenues decreased by $496,916 compared to our nine-month revenue during the previous period ended October 31, 2005. This was primarily due to a decrease of $511,320 in sales by our Carbiz Auto Credit operating unit during the first nine months of 2006 when compared to the first nine months of 2005. Carbiz Auto Credit generated sales of $645,860, including $451,743 from our Company-owned locations and $194,117 from our joint venture location, during the first nine months of 2006. We continue to eliminate non-performing products, such as several older pre-Windows software products including our GoldKey Buy Here-Pay Here program and our TurboCAT F&I program, which may impact recurring monthly support revenue negatively in the short-term due to some attrition among that specific user population as we enter a period of time during which we are announcing the support for a specific product will be ending at a future date. During this time, we expect a majority of our users will be replacing the discontinued product with our higher priced, higher margin products, which would result in a positive impact on future revenues. The decision to stop support for a specific product is made on the basis of the size of the remaining user population, the recurring revenue generated by that product, and the cost and difficulty of maintaining a technical support staff for the product.

Cost of Sales

            Our cost of sales expense decreased by $180,217 for the nine months ended October 31, 2006, compared to the same period ended October 31, 2005. Carbiz Auto Credit operations cost of sales decreased by $264,065, including a decrease in costs of $314,539 from our Company-owned locations and an additional $50,474 from our joint venture location during the nine months ended October 31, 2006, and all other parts of the operation increased cost of sales by $83,848 during the nine months ended October 31, 2006. We anticipate that our cost of sales expense will continue to increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

            For the nine months ended October 31, 2006, our operating expenses increased by $282,346 compared to the same period ended October 31, 2005. The Carbiz Auto Credit operating expenses were $248,050, including $161,394 from our Company-owned locations and $86,656 from our joint venture location during the nine months ended October 31, 2006, while operating expenses for other segments increased by $527,965 during the nine months ended October 31, 2006. This primarily resulted from a loss on foreign currency exchange of $63,199 and an increase in audit and legal expenses related to the conversion from Canadian GAAP accounting standards to US GAAP accounting standards and the preparation of the Form SB-2 registration statement for the nine months ended October 31, 2006 compared to the same nine months of the prior year.

            We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $50,229 for the nine months ended October 31, 2006 as compared to the same period ended October 31, 2006.

Interest Expense

            Our interest expense decreased by $24,929 for the nine months ended October 31, 2006, compared to the same period ended October 31, 2005, as we continue to pay down our longer term debt, with principal payments being made monthly.

Software Sales, Support and Consulting

            This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the nine months ended October 31, 2006 increased over the prior period ended October 31, 2005 by $14,403.

            Total software sales during the nine months ended October 31, 2006 decreased from the prior period by $11,016, with recurring monthly support revenue showing improvement over the prior period by an increase of $27,159. Sales of new software installations increased from the prior period by $16,143.

            The adoption of our current Carbiz Windows-based programs by existing DOS users continued to show an upward trend during the nine months ended October 31, 2006, with approximately 10% of users on previous generation DOS programs upgrading to current programs. This is an increase from the prior period due to the announcement that effective at the end of this calendar year, we will no longer support one of our DOS-based programs. We believe that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

            The results of our IDA installations had some positive impact on the nine months ended October 31, 2006, with several completed installations included in the sales totals. The monthly recurring support revenue for IDA in the nine months ended October 31, 2006 grew to $21,046, with additional installations to be completed during the fourth quarter of the 2007 fiscal year. Dealer interest in IDA continues to increase, which along with a shift in emphasis to higher value monthly support functions, we believe should result in continued growth in installations and recurring revenue.

            Our new sales of consulting services for the nine months ended October 31, 2006 showed an increase from the prior period of $16,478, while recurring monthly consulting revenue increased by $9,339 from the prior period.

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

TaxMax

            The TaxMax segment had revenue of $253,004 for the period beginning February 1, 2006 through May 16, 2006. The operating income for this period was $135,358 plus a gain on disposal of $421,425. The former segment had revenue of $375,984 and operating income of $107,026 for the nine months ended October 31, 2005. Details of the sale of our TaxMax segment are presented in the review of the three-month financial results above.

Carbiz Auto Credit

            As of the year ended January 31, 2006 and the nine months ended October 31, 2006, the total Carbiz Auto Credit loan portfolio was $722,038 and $479,045, respectively. The allowance for doubtful accounts at the same dates was $95,119 and $61,584, respectively. The allowance for doubtful accounts is established through the allocation of 100% of any repossessions in process plus approximately 10% of the remaining portfolio balance. All loans are made at an interest rate of 14.95% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is obtained for each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

           As of January 31, 2006 and October 31, 2006, we had $119,735 and $79,615, respectively, in cash and cash equivalents. During the nine months ended October 31, 2006, we decreased our accounts payable and accrued liabilities by $8,835, which totaled $1,276,367 at October 31, 2006. During the nine months ended October 31, 2006, we made debt repayments and capital lease payments totaling $239,348 which includes $156,546 repaid through issuance of our securities as described below. We have continued to rely on private placements to meet our cash flow requirements. Operationally, we have not generated the necessary revenue to cover our operating expenses.

           On October 17, 2006, the Company issued 129,776 common shares pursuant to the exercise of options issued to our employees at an exercise price of CDN$.10 resulting in proceeds of $11,576 (when converted to US$ at date of conversion).

           Effective October 3, 2006, the approximately $1.3 million in debentures related to our debenture financing which closed on April 6, 2006 converted into 13,842,027 common shares, 14,472,753 class A common share purchase warrants and 7,236,355 class B common share purchase warrants (the “Conversion”). Each class A common share purchase warrant and each class B common share purchase warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011 at an exercise price of Cdn$0.12 per common share. The Conversion occurred as a result of the quotation of our shares on the U.S. Over-The-Counter Bulletin Board and the delisting of our shares from the TSX Venture Exchange.

           On September 5, 2006, we completed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to us of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this private placement, debt in the amount of $156,546 held by two of our directors was also converted into 1,565,464 units with the same terms as the units issued in the private placement completed on Sepember 5, 2006.

           On August 31, 2006, the Company issued 200,000 common shares pursuant to the exercise of an option issued to one of our consultants at an exercise price of CDN$.145 resulting in proceeds of $26,126 (when converted to US$ at date of conversion).

            We used all of these funds primarily to finance our operating loss and expand our Carbiz Auto Credit operations.

            Payments due from us over the next five fiscal years for operating and capital leases, and short and long-term debt are as follows:

	Less Than One	One to Three	Three to Five	Greater than
	Year	Years	Years	Five Years	Total
Operating Leases	$192,456	$334,384	$20,789	$-	$547,628
Capital Leases	7,486	12,707	-	-	20,193
Long-Term Debt	139,032	87,828	-	-	226,860
Interest	14,388	3,645	-	-	18,033
	$353,361	$438,564	$20,789	$-	$812,714

                        Should our operating revenues fail to increase to provide sufficient cash flow to fund operations, we may require additional financing. Based on nine month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are sufficient to fund our operations until January 2007. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

As of October 31, 2006, we do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Disclosure Controls

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           On October 17, 2006, the Company issued 129,776 common shares pursuant to the exercise of options issued to our employees. The securities issued pursuant to the exercise of the options were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as the issuance did not involve any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

CARBIZ INC.

Date: December 15, 2006	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)