Form 10KSB
period 2007-01-31
CARBIZ INC
filed 2007-04-20
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-52209

CARBIZ INC.
(Name of small business issuer in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7405 North Tamiami Trail Sarasota, Florida 34243
(Address of principal executive offices) (Zip Code)

(941) 952-9255
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] The Issuer’s revenues for its most recent fiscal year were US$3,209,830.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 17, 2007, was US$12,494,573.

The number of shares outstanding of each of the Issuer’s classes of equity as of April 17, 2007, was 94,224,4041 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

________________________________
1 This number includes 30,000,000 common shares held in escrow and pledged by the company pursuant to a pledge agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg.

2

CARBIZ INC.

FORM 10-KSB

For the Year Ended January 31, 2007

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

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all loses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	our joint venture arrangements;

(xv)	potential infringement by us of third parties’ proprietary rights;

(xvi)	defects in our products;

(xvii)	litigation exposure related to refund anticipation loans;

(xviii)	our compliance with privacy laws;

(xix)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated; and

(xx)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions.

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

Unless otherwise indicated, all dollar amounts expressed herein are in U.S. dollars.

PART I

Item 1. Description of Business.

Carbiz Inc.

     We were incorporated pursuant to the provisions of the Business Corporations Act (Ontario) under the name “Data Gathering Capital Corp.” on March 31, 1998. We changed our name from “Data Gathering Capital Corp.” to “Carbiz.com Inc.” on September 1, 1999. Thereafter, we changed our name again to “Carbiz Inc.” on July 15, 2003.

     On July 14, 1998, we completed our initial public offering in Canada by issuing 1,500,000 common shares, and we listed our common shares for trading on the junior capital pool board of The Alberta Stock Exchange (now the TSX Venture Exchange Inc.) on July 23, 1998.

     On December 18, 1998, we acquired our wholly-owned subsidiary, Data Gathering Service Inc., by way of a reverse takeover. Data Gathering Service Inc. was incorporated under the Business Corporations Act (Ontario) on November 30, 1995. Data Gathering Service Inc. was in the business of consulting to auto dealers. On August 1, 1999, we acquired all of the shares of Autosure Financial Corporation Atlantic Limited and MPI Marketing Professionals Incorporated, both companies incorporated under the Companies Act (Nova Scotia) that were in the business of providing auto dealer software for sales enhancement. On January 20, 2000, Autosure Financial Corporation changed its name to 2288764 Nova Scotia Ltd. On March 29, 2000, we acquired all of the shares of Advanced Dealer Services, Inc., a company incorporated under the laws of the State of Florida that was in the business of providing software and business model consulting to Buy Here-Pay Here automobile dealers who provided self funded on-site financing. On April 4, 2000, we acquired all of the shares of Abbey Canada Inc., a company incorporated under the Business Corporations Act (Ontario) that was in the business of credit insurance. On May 19, 2000, we acquired all of the shares of TaxMax Service Group, Inc., a company incorporated under the laws of the State of Florida that was in the business of providing tax return processing for auto dealer customers for use of refunds as down payments.

     We currently operate one wholly-owned subsidiary in the United States, Carbiz USA Inc., which is incorporated in the State of Delaware. Carbiz USA Inc. also has an operating subsidiary in the United States, Carbiz Auto Credit, Inc., which is incorporated in the State of Florida.

     On February 25, 2005, we also entered into a joint venture agreement with an entity controlled by one of our directors and, as a result, we own a 50% interest in Carbiz Auto Credit JV1, LLC, a limited liability company formed in Florida.

     Our Canadian registered office is located at 180 Lesmill Rd, Toronto, Ontario, M3B, 2T5. Our United States registered agent is William Guerrant, Esq. of Hill, Ward & Henderson P.A. at 101 East Kennedy Blvd., Suite 3700, Tampa, Florida 33602. Our principal office is located at 7405 North Tamiami Trail, Sarasota, Florida 34243. Our telephone number is (941) 952-9255.

Our Business

     We are a provider of specialty consumer financing products, software, training and consulting services, mainly to the automotive dealer on-site financing industry in the United States. Since our founding in 1995, we have served numerous new and used car dealerships of all sizes and in many geographic areas. We have been and continue to be focused on Buy Here-Pay Here dealerships, which are automotive dealers who use their own money to finance vehicles for customers with sub-standard or poor credit.

     In addition to continuing to grow our core business, the main thrust of our expansion strategy includes establishing our own group of on-site auto finance credit centers in order to capitalize on our knowledge and experience in this area. We opened our first “Carbiz Auto Credit” finance center in Palmetto, Florida on May 10, 2004. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location, in Tampa, Florida in May 2006. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location, in Tampa, Florida in May 2006. We believe the favorable economics and market opportunity in the Buy Here-Pay Here industry and our prior knowledge and expertise advising automobile dealerships in this industry positions us to be successful in the market.

     We have developed a solid and growing base of customers and revenue, and we currently serve over 3,500 clients across all 50 states who utilize one or more of our products and/or services. As a result of the sale of our TaxMax business on May 16, 2006, our products now fall into two primary categories: software products for operation of auto dealers and business model consulting and direct auto sales and financing through our wholly-owned operations or our joint venture arrangements.

Dealer Software and Business Model Consulting

     Our dealer software solutions focus on finance, sub-prime finance, dealer provided on-site finance operations and dealer accounting solutions. After a series of acquisitions, we spent most of 2001 and 2002 consolidating over sixty separate software programs into three main programs (MSP, VisualCAT and IDA). We plan to continue developing, selling and maintaining each of these and the other products and services listed below, as well as identifying new products and services for the specialty consumer finance and automotive businesses.

     Our principal products include:

  Management System Plus (“MSP”) – Provides dealers with the ability to offer on-site self funded financing at the point of sale (Buy Here-Pay Here), including inventory management, contracting and collection functionality. The Buy Here-Pay Here business emerged as a distinct business category when car dealers began financing “unbankable” customers in order to sell used cars. In short, the customer needs a car, the dealer wants to make a profit, and no one will lend the customer the money, so the dealer finances the deal. The Buy Here-Pay Here business is the combination of a consumer finance company and a used car dealership. Customers typically make a down payment and then make weekly payments to the dealer. In order to obtain dealer financing, customers typically pay high interest rates, usually in the range of 18-22% per annum.

  MSP is a Windows program written in Visual Basic and is available for delivery on a single person computer, a local area network, or via the Internet. Recent enhancements include an interface with starter interrupt devices, automated Internet credit report access, and automated access to the Office of Foreign Assets Control “bad guy” list.

  VisualCat – Provides dealers with the ability to offer prime and sub-prime financing through third-party lenders at the point of sale, including inventory management, storage of lender criteria, credit bureau access and contracting functionality. The program compares the credit parameters of each finance program offered by various lenders against customer data and determines which, if any, are available based on the buyer’s credit status and maximum monthly payment. The program then matches the buyer’s maximum monthly payment with every vehicle in the dealer’s inventory to allow the dealer to select appropriate vehicles for the buyer. The software enables dealers to expand their customer base by arranging financing for the full range of automotive customers.

  VisualCAT is a Windows program written in Delphi and is available for delivery on a single personal computer, a local area network, or via the Internet. Recent enhancements include automated Internet credit report access, and automated access to the Office of Foreign Assets Control “bad guy” list.

  Independent Dealer Accounting (“IDA”) – Provides a suite of accounting and financial reporting tools designed specifically for independent dealers, including real-time integration with MSP and VisualCat. All appropriate entry points create entries and updates in real-time in both the dealer management system and accounting files. One benefit of this tight integration is the production of a daily operation control report, previously available only in systems beyond the financial reach of the smaller dealer. Another key area of integration is the generation of real-time transactions to a related finance company. For the on-site auto financing dealer (Buy Here-Pay Here) that has a related finance company, when the contract is sold to the company from the dealership, IDA will automatically generate all transactions in both companies.

  The major modules of IDA include powerful tools for the management of:

General ledger	Vehicle inventory

Accounts payable	Accounts receivable
Journal transactions	Payroll

IDA is the result of years of development of accounting functions in the DOS version of our Buy Here-Pay Here software. Our understanding of the dealership accounting functions results from many installations where we not only provide software to the dealer but also provide consulting services that touch all areas of the dealer operations. IDA brings that depth of accounting design and operational knowledge to a system integrated with our current Windows dealer management systems to provide a complete management solution to the independent dealer. IDA is a Windows program written in Visual Basic and is available for delivery on a single personal computer, a local area network, or via the Internet. With our IDA product, we are an Approved Vendor for Standardized Accounting by the NIADA.

Traffic Management System – Provides dealers with the ability to track walk-in and phone traffic in the dealership including follow-up list generation, sales result reporting and VisualCat interface functionality. Traffic Management System enables dealers to do the following:

Track prospects and sold and cancelled customers.
Provide a multitude of reports including salesperson’s activities, salesperson efficiency, customer and prospect contacts, customer analysis by model type and source, etc.
Provide daily follow-up scheduling.
Provide unlimited follow-up letters with an automated letter-printing program.

Effective traffic management can assist dealers improve their closing ratios, sell more cars and increase customer satisfaction.

BHPH Business Model Consulting – Our business model consulting products focus on assisting our dealers with the successful operation of an on-site self funded auto financing (Buy Here-Pay Here) business. Our consultants have extensive knowledge and practical experience in finance and insurance, sub-prime finance and the Buy Here-Pay Here business. Dealers can choose from various products, including:

Dealer Controlled Finance (“DCF”) Business Model Package – Provides dealers with a complete operation model for an on-site self funded auto finance dealership including policies and procedures, sales methods, collections methods and manager and associate training.

Guardian Consulting Service – Provides DCF dealers with a weekly review of goals, problem areas and operational results done through extraction of data from the dealer’s software, a written summary of results, and presentation of the report by conference call by a Carbiz consultant.

On-site Consulting – Provides dealers with an on-site review of sales and collections policies and procedures including the presentation of a written summary of recommendations by a Carbiz consultant.

Training – Provides dealers with a manager training class and an associate training class held monthly at the Carbiz facility in Sarasota, Florida.

Carbiz Auto Credit

     In May 2004, we opened our first Carbiz Auto Credit center in Palmetto, Florida as a result of our decision to enter the direct automobile sales market. Our “credit center” is a used car dealership that offers financing on-site to customers with poor credit through the utilization of our software products and our DCF business model. Rather than continuing to focus only on our existing software and consulting business, it is our intent to expand and diversify our business by opening additional credit centers in the future. In November 2004, our second Carbiz Auto Credit location was opened in St. Petersburg, Florida, and our third location, the first location of our joint venture, opened in Tampa, Florida in July 2005. Each credit center originates, funds, manages and collects loans for vehicles sold to customers.

The Buy Here-Pay Here Industry

     Buy Here-Pay Here is the common term for automobile dealers who use their own money to finance vehicles for customers. The term developed because the customer makes his/her car payment in person, at the same lot where they bought the vehicle. The customer base for these dealers is people who have poor or badly impaired credit histories, thus making conventional financing and even sub-prime financing unavailable to them. This includes customers with multiple bankruptcies, multiple accounts defaulted upon and charged-off by previous lenders, etc. They have low-paying jobs, no health insurance, and a history of not paying their bills. Nevertheless, all of these people typically need a car to get to work and for other basic transportation needs.

     Although the Buy Here-Pay Here business looks like the retail automobile sales business on the surface, it is, in fact, a “finance and collections” business. Successful Buy Here-Pay Here dealers have developed ways to ensure collections of not only of their costs, but most of their profit as well.

     The reason Buy Here-Pay Here dealers can operate profitably with this class of customer is that they have developed business practices which allow them to collect sufficient amounts of money to cover their charge-off losses and generate a profit. In fact, some are so successful that they can maintain average charge-off rates of 5% of outstanding loan balances or lower, and produce return on investment in the triple digits. Some of the procedures Buy Here-Pay Here dealers have developed to ensure this are:

  Payday Payments – The typical customer can pay $55 - $65 dollars per week, but cannot pay $200 a month. They just can’t save and are poor money managers.

  Required In-Person Payments – This avoids the “check is in the mail” syndrome, and also allows the dealerships to develop personal relationships.

  Development of Personal Relationships – People will pay “friends” before they will pay faceless entities like the phone or power companies.

  Start Collection Process Immediately – Dealers begin this process the day after the customer is delinquent or if payment is not made in full.

     We believe that if managed properly, the Buy Here-Pay Here business can be profitable. Further, we believe that we have gained significant knowledge, data and expertise through our years of training others to successfully start and operate Buy Here-Pay Here businesses to begin starting our own group of dealerships providing on-site auto financing.

Markets

     The primary market for our software products and services is the automotive retail industry in North America, with a direct focus on the on-site self funded financing (Buy Here-Pay Here) segment. According to an annual summary of industry data published in May 2005 by NADA, it is estimated that new car dealers generated approximately $714 billion in sales in the United States in 2004. Further, according to this same source, there are approximately 21,640 franchised automotive dealers in the United States, of which a significant number engage in Buy Here-Pay Here automobile sales. Although we consider all dealers as potential customers, we believe that the specific Buy Here-Pay Here dealer segment is best suited for our MSP and IDA software products and the franchised dealer segment is best suited for our VisualCAT software product.

     As a result of changing demographics and a growing segment of the population with declining credit worthiness, we believe that the need for Buy Here-Pay Here dealerships continues to grow. Many new car or franchise dealers are entering the on-site self funded finance market as a way to increase their business by capturing the customer that could not be financed through normal prime of sub-prime channels offered by the dealer. This vertical integration also works in the use of inventory by making older trade in vehicles that would otherwise be disposed of wholesale available for sale to the unbankable customer, providing a higher margin on that vehicle. The dealer principle in these cases will not be physically located at the Buy Here-Pay Here facility, and is a prime prospect for our business model consulting products.

     To date, we have opened three Carbiz Auto Credit centers in the State of Florida. It is our intent to continue to open additional Carbiz Auto Credit centers in the future, with these additional centers likely located in the State of Florida.

Sales and Marketing

     Sales of our software and consulting products are conducted by our sales staff located at our corporate office in Sarasota, Florida. Our sales staff is responsible for responding to sales leads generated from our marketing activity, explaining products and services, demonstrating products, following-up with customers, and closing orders.

     Product marketing for all products includes several industry conferences and trade shows during the year, including the National Alliance of Buy Here-Pay Here Dealers Conference, NIADA Annual Convention, the National Sub-Prime and Buy Here-Pay Here Conference, and several state independent dealer association conventions. Such trade show activity provides an opportunity to present our products directly to attending dealers as well as providing an increased general awareness of Carbiz within the dealer market.

     Product print advertising is done on a consistent basis in multiple industry trade publications, including Used Car News, Auto Remarketing, and Used Car Dealer magazines. In addition, an active Internet advertising program includes key word search placement on multiple search engines, with click through results directed to the Carbiz website.

     As a result of the acquisition of several regional software companies during fiscal year 2000, we currently have a user base of approximately 3,000 software installations, many of which are still using older programs originally purchased from the acquired companies. Marketing to this specific target group is done through an ongoing program of outbound phone calls and specific mailings to users of individual products.

Research and Development

     Research and development is carried out by a staff of program developers who maintain and enhance our current products as well design and program new products for future release. As a result, these expenses are included in the total operating expenses of our software division along with product support rather than as a segregated expense or capital cost. While our development efforts over the past two years have been primarily focused on the development of our IDA software product, it is not possible to specifically separate those development expenses from our overall product costs.

Government Regulations and Industry Standards

     Our operations are subject to regulation, supervision and licensing under various United States federal, state and local statutes, ordinances and regulations.

     Although we are not directly subject to any United States federal or state regulations that affect our ability to operate our software, the functionality of our software related to the calculation of interest APR and the printed disclosure of this amount on auto finance contracts is subject to verification that the calculations and disclosures meet both United States federal and state regulations. In some cases, the verification process is done internally using the published standards and in some cases samples are submitted to a state for approval. All such verifications are redone each time any changes are made to an applicable portion of our software.

     With respect to the financing services we provide with our credit centers in the states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts; and other documentation, and restrictions on collection practices and creditors’ rights. We are also subject to periodic examination by applicable state regulatory authorities.

     We are also subject to extensive United States federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act, which requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

     We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations.

Competition

     The market for auto dealer software, in particular software for independent dealers, is not dominated by any large national provider as compared to the market for new cars or franchise dealers. Within our primary markets, we compete directly with other dealer software providers such as Auto-Master, AutoStar, and Micro-21, most of whom market and service customers within a regional geographic area. We offer efficient stand-alone systems to dealers that provide comparatively inexpensive personal computer-based solutions that focus on management systems designed specifically for the automotive market. We provide dealers with a full range of solution products to allow dealers to effectively and efficiently operate their dealerships. We sell all products or services as a full service suite or independently as required. We believe that none of our competitors offer the same breadth of product offerings.

     Competition in the used automobile retail and finance industries is intense and highly fragmented. Although the range of possible points of purchase include (i) other similar used car dealerships that offer on-site financing, (ii) the used vehicle retail operations of franchised automobile dealerships, (iii) independent used vehicle dealers, and (iv) individuals who sell used vehicles in private transactions, we believe that the actual competition for our Carbiz Auto Credit lies only with other similar used car dealerships that offer on-site (Buy Here-Pay Here) financing.

Proprietary Rights

     Carbiz Inc. has registered the trademark and servicemark of “Carbiz.com” in Canada and the United States.

Employees

     We have 37 full-time employees.

Risk Factors

     Investing in our common shares involves substantial risk, including the potential loss of your entire investment. You should carefully consider the following factors as well as other information contained in this report before deciding to invest in our common shares.

Risks Related to Our Company

We may not be successful in implementing our new business strategy.

     Until recently, our business operations have been focused primarily on the development of our software, consulting and TaxMax products for the North American automotive industry related to the purchase and financing of automobile transactions and the operations of dealer provided on-site financing (Buy Here-Pay Here) businesses. Rather than continuing to focus only on our existing software, consulting and TaxMax business, it is our intent to expand and diversify our business by opening used car dealerships that offer on-site financing to customers with poor credit using our products. Further, on May 16, 2006, we sold our TaxMax business to Tax Refund Services Inc.

of Tampa, Florida for $442,000 in cash. As a part of such asset sale, we agreed to enter into a non-competition agreement and, therefore, we do not intend to provide tax processing services in the future.

     Our management team does not have extensive experience with directly operating used car dealerships or selling automobiles directly to consumers with poor credit. Management may not be able to successfully implement this new business strategy and successfully compete in the used car finance business. If we are not successful in implementing this new business strategy, it would likely have a materially adverse effect on our financial position, liquidity and results of operations.

We have a history of losses and our revenues may not increase in the future. Additionally, several adverse conditions and events cast substantial doubt upon the validity of the assumption that we will continue as a going concern.

     We commenced operations in March 1998. We have incurred net losses in each fiscal year since inception. During the year-ended January 31, 2007, we incurred a loss of approximately $4,754,041, and at January 31, 2007, we had an accumulated deficit of approximately $26,833,484. As a result of our intent to expand our business by opening additional credit centers, we have increased our operating expenses in recent periods and plan further increases in the future. Our planned increases in operating expenses may result in larger losses in future periods. As a result, we will need to generate significantly greater revenues than we have to date to achieve profitability. We cannot assure you that our revenues will increase. Our business strategies may not be successful, and we may not be profitable in any future period.

     Further, the report from our independent auditors for the year-ended January 31, 2007 contains an explanatory paragraph stating that although our consolidated financial statements have been prepared assuming we will continue as a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption. These include our recurring losses from operations and our net capital deficiency. If the going concern assumption were not appropriate to our financial statements, then adjustments would be necessary in the carrying values of our assets and liabilities, the reported net loss and the balance sheet classifications used. These changes could negatively impact our financial results, and could adversely affect the price of our common shares.

The conversion of our convertible securities and the exercise of our warrants could result in substantial dilution to the interests of our shareholders.

     As of January 31, 2007, there were outstanding options convertible into approximately 8,438,041 common shares and warrants exercisable into approximately 26,550,789 common shares. The conversion or exercise of our outstanding convertible securities and warrants would substantially increase the number of our common shares issued and outstanding and may decrease the percentage ownership of our current shareholders.

The sale of the common shares acquired by the selling shareholders named in our registration statement on Form SB-2 (SEC File No. 333-142142) filed with the Securities and Exchange Commission on April 16, 2007 upon the conversion of debentures or the exercise of warrants could cause the price of our common shares to decline.

     We registered 31,316,745 common shares, including 4,102,341 common shares which had already been issued and outstanding. The number of common shares ultimately offered for sale by the selling shareholders under that registration statement is dependent upon the number of shares converted under the terms of the convertible debentures or exercised under the terms of the warrants by the selling shareholders. All 31,316,745 common shares registered in that offering are expected to be freely tradable. Depending upon market liquidity at the time, the sale of our common shares by selling shareholders under that offering at any given time could cause the trading price of our common shares to decline.

Should our operating revenues fail to increase to provide sufficient cash flow to fund operations we may require additional financing, which we may be unable to obtain or which may have a dilutive effect on the percentage ownership of current shareholders.

     We estimate that our current cash flow from operations and our cash on hand are sufficient to fund our operations and service our debt obligations until approximately January 2008. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. We may not be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations and our ability to service our debt obligations. A failure to service our debt under the Trafalgar Debentures or our credit facility with Colossus Capital Fund, L.P. could result in a seizure of our assets. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

We are dependent on key personnel, and we may not be able to attract or retain such key personnel in the future.

     Our performance and future operating results are substantially dependent on the continued service and performance of our senior management and key technical and sales personnel. Further, we may need to hire a number of technical and sales personnel. Competition for such personnel is intense, and we may not retain our key technical, sales and managerial employees or we may not be able to attract or retain highly qualified technical and managerial personnel in the future.

     The loss of the services of any of our senior management, including Carl Ritter, Ross Lye, and Stanton Heintz, or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon our business, financial condition, operating results and cash flows. We do not currently maintain “key man” insurance for any senior management or other key employees.

The concentration of common share ownership by our directors, officers and greater than 5% shareholders may delay, deter or prevent actions that would result in a change in control and might affect the market price of our common shares.

     Our present officers, directors and greater than 5% shareholders together beneficially own approximately 78.3% of our outstanding common shares, and our present officers and directors separately beneficially own 37,996,040 common shares or approximately 34.6% of our outstanding common shares. As a result, these shareholders, if they act together, are able to control all matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. However, at this time, we are not aware of any formal or informal agreement of such persons to act together on matters that may affect us. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of our common shares.

The market price of our common shares has fluctuated significantly in the past and is likely to fluctuate significantly in the future.

     Since October 3, 2006, our common shares have traded on the Over-The-Counter Bulletin Board between a low of $0.07 per share and a high of $0.31 per share. During the prior two years ending on October 3, 2006, our common shares traded on the TSX Venture Exchange between a low of Cdn$0.06 per share and a high of Cdn$0.40 per share. Furthermore, securities markets have experienced significant price and volume fluctuations and the market prices of the securities of finance-related companies, including automobile finance companies, have been especially volatile. Fluctuations in our common shares could result from, among other things:

. quarterly variations in operating results;
. short-selling of our common shares;
. significant sales or issuances of our common shares or the perception that such sales or issuances could occur;
. events affecting other companies that investors deem to be comparable to us; and
. general economic trends and conditions.

These market fluctuations might have a material adverse effect the market price of our common shares.

Because our common shares are quoted on the Over-The-Counter Bulletin Board, you may have difficulty reselling any of the common shares you own.

     Trading in stocks quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system such as the NASDAQ Stock Market or a stock exchange such as the American Stock Exchange. Accordingly, you may have difficulty reselling any of the common shares you own.

If the trading in our common shares is less than $5.00 per common share, trading in our common shares would be subject to the penny stock rules.

     If the trading price of our common shares is less than $5.00 per share, trading in our common shares would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” A broker-dealer is required to deliver to a customer information regarding the risks of investing in penny stocks, its offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to such transactions. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common shares, which could reduce the liquidity of our common shares and thereby have a material adverse effect on the trading market for our securities.

We may face costly difficulties in the assimilation of the operations, technologies and products of companies that we acquire in the future.

     We may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to our business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, any anticipated benefits of an acquisition may not be realized. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and the write-off of acquired research and development costs, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance coverage may be inadequate to cover all loses or liabilities that may be incurred in our operations.

     Our operations are subject to a number of hazards and risks. We maintain insurance at levels that are customary in our industry to protect against these liabilities; however, our insurance may not be adequate to cover all losses or liabilities that might be incurred in our operations. Moreover, we will be subject to the risk that we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. If we were to incur a significant liability for which we were not fully insured, it could seriously harm our business.

We have never declared or paid dividends and we do not have plans to do so in the near future.

     We have never declared or paid any cash dividends on our common shares. The payment of any future dividends will be of the sole discretion of our board of directors. We currently intend to retain earnings to finance the expansion of our business and, therefore, we do not anticipate paying dividends in the foreseeable future. Therefore, you likely must rely upon the appreciation of our common share price to gain from your investment in our common shares.

You may face difficulties in attempting to pursue legal actions under U.S. laws against us, our directors and officers.

     We are incorporated under the laws of the province of Ontario, Canada. Some of our directors and officers are citizens or residents of countries other than the United States and certain of our assets and the assets of such persons are located outside of the United States. Consequently, it may be difficult for you to effect service of process within the United State upon our directors and officers or to realize in the United States upon judgments against such persons granted by courts of the United States based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability against us and against our non-U.S. resident directors and officers, in original actions in Canadian courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against us and against our non-U.S. resident directors and officers in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. As a result, it may not be possible to enforce those actions against us or against certain of our directors and officers.

There could be adverse Canadian tax consequences associated with the disposition of, or dividend related to, our common shares by U.S. residents.

     Holders of our common shares that are U.S. residents are required to comply with U.S. tax laws with respect to any dividends received on those common shares and any disposition made of those common shares by the U.S. resident. However, because we are incorporated in Canada, U.S. residents may also be subject to Canadian tax laws applicable to dividends received and dispositions made, such that, absent any contrary provision in an applicable tax treaty between the U.S. and Canada, U.S. residents may be subject to taxes on dividends received and dispositions made, both in the U.S. and in Canada. For more information related to tax consequences faced by U.S. residents, please see the section titled “Tax Consequences to United States Holders.”

Risks Related to Our Credit Center Business

Our lending to sub-prime borrowers may result in our financial position, liquidity and results of operations being adversely affected if we underestimate the default risk of these borrowers.

     With our credit center business, we intend to focus on serving customers with poor credit. These customers, often referred to as “sub-prime borrowers,” are individuals who have poor or badly impaired credit histories that make conventional financing unavailable to them. These individuals often have suffered multiple bankruptcies and have had multiple accounts defaulted upon and charged-off by previous lenders. Further, these individuals have low-paying jobs, no health insurance, and a history of not paying their bills timely. Sub-prime borrowers typically have higher-than-average delinquency and default rates. As a result, our risk management policies and procedures may not effectively manage the risks associated with lending to these borrowers. In the event that we underestimate the default risk of these borrowers, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

General economic conditions, which are beyond our control, could have an adverse impact on our financial position, liquidity and results of operations.

     During periods of economic slowdown or recession, such as the United States economy has at times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the focus of our credit center business will be on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. The risk management policies and procedures employed to manage the higher risk inherent in loans made to sub-prime borrowers may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also have a material adverse effect on our financial position, liquidity and results of operations.

We may not be able to compete successfully in the used automobile retail industry.

     Competition in the used automobile retail industry is intense and highly fragmented. We compete with (i) other similar used car dealerships that offer dealer provided on-site financing, (ii) the used vehicle retail operations of franchised automobile dealerships, (iii) independent used vehicle dealers, and (iv) individuals who sell used vehicles in private transactions. Also, we compete for both the purchase and resale of used vehicles. Some of our competitors have substantially greater financial resources than we do.

     Management believes the principal competitive factors in the sale of used vehicles include: (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, and (v) customer service. We may not be able to compete successfully in this market or against our competitors with respect to all of these competitive factors.

We are subject to federal and state government regulation and we may not be able to maintain all requisite licenses and permits. Also the adoption of additional, or revision of existing, rules and regulations could have a material adverse effect on our business.

     The auto financing services we provide at our credit centers, all of which are in the State of Florida, are subject to regulation, supervision and licensing under various federal, Florida state and local statutes, ordinances and regulations.

     In the State of Florida, we are required to obtain a dealer license for the retail sales of automobiles, with the application and approval process conducted through the county in which the sales location is located. In addition, a state consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights. Under these regulations, we are required to obtain a finance license for each location and we are also subject to periodic examination by state regulatory authorities.

     We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act, which requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty. Failure by us to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

     We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. However, we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

Risks Related to Our Software and Business Model Consulting Business

We may not be able to compete successfully in the software product market.

     The market for our software products is intensely competitive, fragmented and rapidly changing. As we develop new products, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

     Some of our actual and potential competitors are larger, better established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could have a material adverse effect our business, financial condition and operating results.

Despite our efforts to protect our intellectual property rights, unauthorized parties may copy aspects of our products and use information that we regard as proprietary, and we may not have adequate remedies in the event of these types of breaches or unauthorized activities.

     Our success depends in part on our ability to protect our proprietary software and our other proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights we rely primarily on a combination of trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. A license agreement containing protective provisions is executed for each customer installation of our software, and each employee is required to execute a confidentially agreement. Depending upon the type of relationship we have with a third-party, such as a consultant or vendor, a confidentiality agreement is typically executed; however, we have not signed these types of agreements in each and every case in which we deal with third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

If a copyright or patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our products, we may be unsuccessful in any attempt by us to obtain a license or re-engineer our product to function without infringing the patent or copyright.

     If any of our products violate third-party proprietary rights, including copyrights and patents, we may be required to re-engineer our products or obtain licenses from third parties to continue offering our products without substantial re-engineering. Although some of our current and potential competitors have sought copyright or patent protection, we have not sought copyright or patent protection for our software products. If a copyright or patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our products, we would need to obtain a license or re-engineer our product to function without infringing the patent or copyright. Any efforts to re-engineer our products or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, or force us to interrupt product sales or delay product releases.

We require third-party licenses for some of our products, the terms of which we may not be able to negotiate or renegotiate on reasonable terms.

     Some of our products are designed to include intellectual property owned by third parties. We believe we have all of the necessary licenses from third parties to use and distribute third-party technology and content that we do not own that is used in our current products and services. From time to time we may be required to renegotiate with these third parties – or negotiate with new third parties – to include their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on reasonable terms, or at all. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, we may not be able to sell the affected products, which would in turn have a negative impact on our revenue and operating results.

We may be unsuccessful in developing and marketing on a timely and cost-effective basis new products that meet changing market conditions.

     We expect that a significant portion of our future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. Our success will depend in part upon our ability to enhance our current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. We may not be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If we are unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, our business, financial condition, operating results and cash flows could be materially adversely effected. In light of the difficulties inherent in software development, we expect that we will experience delays in the completion and introduction of new software products.

Product defects discovered after commercial release could result in certain adverse effects, including exposing us to potential product liability claims.

     Software products as complex as ours may contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of some versions of our products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Our new products and product enhancements or new applications or features may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims.

     Events of this type have occurred in the past, in particular with the development and release of our accounting product, Independent Dealer Accounting. At the time of its initial release and installation during the second half of 2004, we determined that a number of issues remained that were required to be completed or corrected in the program and, as a result, new sales were halted for approximately six months. Revenue for this product was projected to be approximately $8,000 per month in new license fees and recurring support revenue, with recurring revenue projected to grow at a rate of an additional $500 per month.

     Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. A successful product liability claim could result in material liability and damage to our reputation.

The success of third parties in obtaining unauthorized confidential information from users of our products may damage our reputation and business and could subject us to liability.

     A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Users of our products transmit their and their customers’ confidential information over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in obtaining confidential information from users of our products, our reputation and business may be damaged and, if our contractual disclaimers and indemnities are not enforceable, we may be subjected to liability.

Our business model consulting services may result in professional liability.

     Our business model consulting engagements involve matters that could have a severe impact on the client’s business and cause the client to lose significant amounts of money. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation.

Risk Factors Related to Our TaxMax Business

We are exposed to potential litigation relating to the refund anticipation loan portion of our business.

     Although we have sold our TaxMax business and will not be facilitating refund anticipation loans in the future, as the tax preparer of record for those returns prepared in prior years which included a refund anticipation loan, we will retain any potential liabilities under the terms of the sale.

     Tax return preparers who facilitate the sale of refund anticipation loans have been subject, from time to time, to individual and class action lawsuits concerning their role in facilitating these loans. These lawsuits have alleged, among other claims, collusion between the tax return preparers and lenders in violation of federal law and fraud on the part of the tax return preparers for failing to disclose the nature of the loan or that the tax return preparer receives a fee from the lender in connection with the loan. Given the number of refund anticipation loans we have facilitated in prior years and the inherent uncertainties of the U.S. legal system, we could experience significant losses as a result of litigation defense and resolution costs, which would have a significant adverse impact on our business.

     To date, litigation has not been initiated or threatened against us relating to our past refund anticipation loan tax preparation business.

To the extent our efforts to comply with privacy laws is insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

     Under the terms of the sale of TaxMax, and under IRS regulations related to actions as a Electronic Return Originator (ERO), we retain the responsibility of record retention of tax return information for a period of three years after the return was prepared.

     Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. The Internal Revenue Service generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for advertising purposes. Although we have established security procedures to protect against identity theft, breaches of our customers’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Item 2. Description of Property.

     Our principal executive office located at 7405 North Tamiami Trail, Sarasota, Florida 34243-1808 consists of approximately 4700 square feet of office space. We pay $6,250 in rent per month to lease this property, and our lease expires on May 31, 2009.

     Our Palmetto, Florida credit center located at 314 8th Avenue W, Palmetto, Florida 34221-5161 consists of approximately 1000 square feet of commercial space. We pay $3,000 in rent per month to lease this property, and our lease expires on March 31, 2009.

     Our St. Petersburg, Florida credit center located at 2324 Central Ave., St. Petersburg, Florida 33712-1149 consists of approximately 1500 square feet of commercial space. We pay $2,300 in rent per month to lease this property, and our lease expires on October 31, 2009.

     Our Tampa, Florida credit center located at 4102 N. Florida Ave., Tampa, Florida 33603-3818 consists of approximately 700 square feet of commercial space. We pay $2,500 in rent per month to lease this property, and our lease expires on March 31, 2010.

     We do not currently maintain any investments or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Item 3. Legal Proceedings.

     We are not a party to any legal proceedings as of the date of this report, the adverse outcome of which in our opinion, individually or in the aggregate, would have a material effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter ended January 31, 2007, there were no matters submitted to a vote of the Company’s security holders.

.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

     As of October 3, 2006, our common shares were quoted on the Over-The-Counter Bulletin Board and were voluntarily delisted from the TSX Venture Exchange. Our common shares are quoted on the Over-The-Counter Bulletin Board under the symbol “CBZFF.OB”.

Over-The-Counter Bulletin Board

     The quarterly high and low bid information in U.S. dollars on the Over-The-Counter Bulletin Board of our common shares during the periods indicated are as follows:

	High	Low

Fiscal Year-Ending January 31, 2007
Fourth Quarter	$0.22	$0.06
Third Quarter (beginning October 3, 2006)	$0.15	$0.10
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

     These Over-The-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 13, 2007, the closing sales price for our common shares was $0.16 per share on the Over-The-Counter Bulletin Board.

TSX Venture Exchange

     The quarterly high and low sales price information in Canadian dollars on the TSX Venture Exchange of our common shares during the periods indicated are as follows:

	High	Low

Fiscal Year-Ending January 31, 2007
Third Quarter (through October 3, 2006)	Cdn$0.23	Cdn$0.08
Second Quarter	Cdn$0.11	Cdn$0.06
First Quarter	Cdn$0.10	Cdn$0.06
Fiscal Year-Ending January 31, 2006
Fourth Quarter	Cdn$0.14	Cdn$0.06
Third Quarter	Cdn$0.15	Cdn$0.06
Second Quarter	Cdn$0.20	Cdn$0.06
First Quarter	Cdn$0.20	Cdn$0.11

Holders

     As of March 31, 2007, there were approximately 138 holders of record of our common shares based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is American Stock Transfer & Trust Company with an office located at 59 Maiden Lane, New York, New York 10038 and whose phone number is (212) 936-5100.

Dividend Policy

     We have never declared or paid any cash dividends on our common shares. The payment of any future dividends will be of the sole discretion of our board of directors. We currently intend to retain earnings to finance the expansion of our business and, therefore, we do not anticipate paying dividends in the foreseeable future.

Tax Consequences to United States Holders

     The discussion under this heading summarizes the principal Canadian federal income tax consequences of acquiring, holding and disposing of our common shares for our shareholders who are not residents of Canada but are residents of the United States and who will acquire and hold our common shares as capital property for the purposes of the Income Tax Act (Canada) (which we refer to as the “Canadian Tax Act”). This summary does not apply to shareholders who carry on business in Canada through a “permanent establishment” situated in Canada or who perform independent personal services in Canada through a fixed base in Canada if the shareholders’ holdings in us are effectively connected with such permanent establishment or fixed base. This summary is based on the provisions of the Canadian Tax Act and the applicable regulations and on an understanding of the administrative practices of Canada Revenue Agency, and takes into account all specific proposals to amend the Canadian Tax Act or regulations made by the Minister of Finance of Canada as of today’s date. It has been assumed that there will be no other relevant amendment of any governing law although no assurance can be given in this respect. This discussion is general only and is not a substitute for independent advice from a shareholder’s own Canadian and U.S. tax advisors. The provisions of the Canadian Tax Act are subject to income tax treaties to which Canada is a party, including the Canada-United States Income Tax Convention (1980), as amended (the “Convention”).

Dividends on Common Shares and Other Income

     Under the Canadian Tax Act, a non-resident of Canada is generally subject to Canadian withholding tax at the rate of 25% on dividends paid or deemed to have been paid to him or her by a corporation resident in Canada. The Convention limits the rate to 15% if the shareholder is a resident of the United States and the dividends are beneficially owned by and paid to the shareholder and to 5% if the shareholder is also a corporation that beneficially owns at least 10% of the voting stock of the payer corporation.

     The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which our paid up or stated capital had increased by reason of the payment of such dividend. We will furnish additional tax information to shareholders in the event of such a dividend. The Convention generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization constituted and operated exclusively to administer a pension, retirement or employee benefit fund or plan, if the organization is a resident of the United States and is exempt from income tax under the laws of the United States.

     The tax payable on dividends is to be withheld at source by us or personnel acting on our behalf. We are liable for the amount of the tax if we fail to so withhold. The taxpayer is liable in any event if we fail to withhold.

Dispositions of Common Shares and Other Income

     Under the Canadian Tax Act, a taxpayer’s capital gain or capital loss from a disposition of our common shares is the amount, if any, by which his or her proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his or her adjusted cost base of the shares and reasonable expenses of disposition. The capital gain or loss must be computed in Canadian currency using a weighted average adjusted cost base for identical properties. Capital gains net of losses are currently taxable as to 50%. The amount by which a shareholder’s capital loss exceeds the capital gain in a year may be deducted from a capital gain realized by the shareholder in the three previous years or any subsequent year, subject to certain restrictions in the case of a corporate shareholder.

     If our common shares are disposed of to us other than in the open market in the manner in which common shares would normally be purchased by the public, the proceeds of disposition will, in general terms, be considered as limited to the paid-up capital of the common share and the balance of the price paid will be deemed to be a dividend. In the case of a shareholder that is a company, the amount of any capital loss otherwise determined may be reduced, in certain circumstances, by the amount of dividends previously received in respect of the common shares disposed of, unless the company owned the common shares for at least 365 days prior to sustaining the loss and the company (together with companies, persons and other entities, with whom the company was not dealing at arm’s length) did not own more than 5% of our common shares from which the dividend was received, at the time the dividend was received. These loss limitation rules may also apply where a company is a member of a partnership or a beneficiary of a trust that owned the common shares disposed of.

     Under the Canadian Tax Act, a non-resident of Canada is subject to Canadian tax on taxable capital gains, and may deduct allowable capital losses, realized on a disposition of “taxable Canadian property.” Our common shares will only be taxable Canadian property if at any time in the 60 months immediately preceding the disposition, 25% or more of our issued common shares belonged to one or more persons in a group comprising the shareholder and persons with whom the shareholder did not deal at arm’s length. We believe the Convention will generally relieve United States residents from liability for Canadian tax on capital gains derived from a disposition of our common shares.

Equity Compensation Plans as of January 31, 2007

     The following table gives information about common shares that may be issued upon the exercise of stock options outstanding as of January 31, 2007, under our current equity compensation plan and our old equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,838,041	$0.23	3,584,399
Equity compensation plans not approved by security holders	5,600,000	$0.13	9,400,000
Total	8,438,041	$0.16	12,984,399

2007 Incentive Stock Plan

     On January 18, 2007, our board of directors adopted the 2007 Incentive Stock Plan (the “2007 Plan”) to provide incentive stock options, non-qualified stock options and restricted stock to employees, non-employee directors and consultants. We reserved a total of 15,000,000 common shares for issuance pursuant to awards or grants made under the 2007 Plan.

     The 2007 Plan became effective on January 19, 2007, subject to the approval by vote of our shareholders in accordance with applicable laws. Awards of incentive stock options, non-qualified stock options and restricted stock may be granted under the 2007 Plan on or after the effective date of the 2007 Plan and prior to the date of shareholder approval of the 2007 Plan, provided, however, that if granted prior to the date of shareholder approval of the 2007 Plan, each such award shall be expressly subject to the approval of the 2007 Plan by vote of our shareholders in accordance with applicable laws on or before January 19, 2008, and if such shareholder approval is not obtained, the Plan and all such awards previously granted under the Plan shall terminate and become null and void. We have not yet obtained shareholder approval of the 2007 Plan, but we anticipate obtaining such approval before January 19, 2008. If shareholder approval is obtained on or before January 19, 2008, the 2007 Plan shall remain in effect through January 18, 2017, subject to the right of our board of directors to terminate the 2007 Plan at any time as provided in the plan.

1998 Stock Option Plan

     On April 21, 1998 we established a stock option plan (the “1998 Plan”) which authorizes our board of directors to issue stock options to directors, officers, key employees and others who are in a position to contribute to the future success and growth of Carbiz. As of the date of this report, the 1998 Plan is still in effect.

     Under the 1998 Plan, the aggregate number of common shares issuable upon exercise of options granted may not exceed 10% of the total number of our outstanding common shares at the time the options are granted. Further, the aggregate number of common shares issuable upon the exercise of the options granted to any one individual may not exceed 5% of the total number of our outstanding common shares. Options issued pursuant to our stock option plan must have an exercise price not less than that permitted by the stock exchange on which our common shares are then listed or quoted. The period during which an option may be exercised shall be determined by our board of directors at the time the option is granted. No option may be exercisable for a period exceeding five years from the date the option is granted, unless specifically approved by our board of directors and which cannot exceed a maximum of 10 years from the date the option is granted.

     The options granted under the 1998 Plan expire on the earlier of the expiration date of the option or 30 days after the date a holder ceases to be employed or retained by us. In the event of the death or permanent disability of a holder, any option previously granted to the holder shall be exercisable until the earlier of the expiration date of the option or 12 months after the date of death or permanent disability of the holder.

     In the event of a sale of all or substantially all of our assets or in the event of a change in control of Carbiz, each holder shall be entitled to exercise, in whole or in part, the options granted to such holder under the 1998 Plan, either during the term of the option or within 90 days after the date of the sale or change of control, whichever first occurs.

Recent Sales of Unregistered Securities

     For information on unregistered sales of equity securities during the last fiscal year, refer to the our current reports on Form 8-K and quarterly reports on Form 10-QSB related to such period.

Small Business Issuer Purchases of Equity Securities

     During the quarter ended January 31, 2007, there were no purchases of equity securities effected by us or any affiliated purchasers.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our software and related consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the successful implementation of our business strategy; our need for additional financing; our dependence on key personnel; risks related to sub-prime borrowers; risks related to general economic conditions; competition; government regulation; risks related to joint venture arrangements; protection of our proprietary rights; potential infringement by us of third parties’ proprietary rights; risks related to product defects, litigation exposure related to refund anticipation loans; our compliance with privacy laws and the other additional risks and uncertainties identified under the caption “Risk Factors,” in Item 1 – Description of Business and elsewhere in this report. You are encouraged to review these risk factors and this additional information carefully. An investment in our common shares involves substantial risk and could result in the loss of your entire investment. The following discussion should also be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

  Tax return processing used for down payments on automobile purchases (TaxMax) – which was sold during May 2006; and

  Direct auto sales and related financing (Carbiz Auto Credit centers) – through our self provided on- site specialty finance business, which includes company owned locations as well as locations owned by our joint venture.

     Historically, we have been a software company that has also offered tax return processing services for, and business model consulting services to, the North American automobile industry. In May 2004, we decided to enter the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit. Rather than continuing to focus our resources only on our software, tax processing and consulting businesses, it is our intent to expand and further diversify our business operations by opening additional credit centers in the future. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location, in Tampa, Florida in May 2006. We anticipate opening additional credit centers in the future, with some of these credit centers being wholly-owned by us and others utilizing the joint venture structure discussed elsewhere in this report. See “Carbiz Auto Credit” in Item 1 of this report. Further, on May 16, 2006, we sold our TaxMax business to Tax Refund Services Inc. of Tampa, Florida. As a part of such asset sale, we agreed to enter into a non-competition agreement and, therefore, we do not intend to provide tax return processing services in the future.

     In terms of our existing software and consulting businesses, we believe that our Independent Dealer Accounting (IDA) software and the related consulting will drive our software revenue and consulting services growth in the near term. To date, it has been installed in over thirty dealerships, with continuing interest on the part of independent dealers. We believe that there is an industry-wide movement towards the adoption of standardized accounting procedures and financial reporting within the independent dealer population, which consists of non-franchise automotive dealers, as a result of efforts by NIADA (National Independent Automobile Dealer Association) and NABD (National Alliance of Buy Here-Pay Here Dealers). We have worked closely with both of these associations during the development of our IDA software, and have received the “Approved Vendor for Standardized Accounting” designation from NIADA, a designation that indicates to the dealer community that IDA operates properly in producing appropriate audit trails, transaction processing, and financial reporting as defined by NIADA. Although NIADA approval is not required for a company to market its products to independent automobile dealers, we believe that the NIADA “Approved Vendor” designation will provide additional market acceptance of IDA as a specific accounting solution for independent dealers throughout North America.

     Our financial statements for the year-ended January 31, 2006 included herein reflect an adjustment in the allocation of the proceeds of the debentures from the financial statements for the period ended October 31, 2005 included in previous versions of this registration statement. The adjustment reflects the carry forward of the restatement of the January 31, 2005 statements in which the debenture proceeds were allocated entirely to debt pending the resolution of the contingent event required for debenture conversion, which occurred on October 3, 2006.

Critical Accounting Policies

Revenue Recognition

     Our revenue is derived from the sale of licenses, services and commissions, the sale of products to dealers in the automobile industry and sale of used vehicles. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants in October 1997 as amended by Statement of Position 98-9 issued in December 1998 for all software or software related revenue. For all non-software or non-software related revenue, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” which was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” For contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, we generally apply the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether deliverables should be accounted for separately.

     We derive our revenue through the licensing of software products and providing related services, including installation, training and support, our Carbiz Auto Credit Buy Here-Pay Here business, and prior to the sale or TaxMax in May 2006, our TaxMax products. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. We also sell and finance used automobiles. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which is generally 80 weeks, based on the principal outstanding at the time.

     Our TaxMax revenue was made up of two parts. The first part was the dealer sign-up fee, paid between October and December. The second part was the tax preparation fees earned between January and April. As a majority of the tax preparation fees were earned subsequent to the Year-End, a portion of the sign up fees and related expenses were deferred and recognized as the tax preparation services were rendered.

Use of Estimates

     In preparing our financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies.

Stock-Based Compensation

     Effective February 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 123(R), “Share-Based Payment,” (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”). SFAS 123R requires all stock options to be recognized in the financial statements based on their fair values. We adopted SFAS 123R using the modified prospective method, which requires application of the standard to all options granted, modified, repurchased or cancelled on or after February 1, 2006, and to all options granted that were unvested as of February 1, 2006.

Warrant Derivative Liability

     We account for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Change in Functional Currency

     Historically, the Canadian dollar has been our functional currency, and financial statements were reported in Canadian dollars. During the year-ended January 31, 2005, we determined that as a result of the continued move of our operations and personnel, combined with significant debt issuances in the United States, our functional currency had changed to U.S. dollars. In addition, we determined that we would report our financial statements in U.S. dollars. All amounts presented in these financial statements are expressed in U.S. dollars unless otherwise indicated.

     In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” we have translated into U.S. dollars the financial statements as at and for the years ended January 31, 2005 and 2004. The method of translation used has resulted in the financial statements of prior years presented for comparison being translated as if the U.S. dollar had always been used as the reporting currency.

     Prior to November 1, 2004, the date on which we determined that our functional currency had changed to U.S. dollars, this translation was done using the current rate method. Under the current rate method, our assets and liabilities were translated into U.S. dollars at the exchange rate at the balance sheet date. Revenue, costs and expenses were translated at average rates prevailing during the periods. Translation adjustments arising prior to November 1, 2004 were reported as a component of other comprehensive income.

     Subsequent to November 1, 2004, this translation was done using the temporal method. Under the temporal method, our monetary assets and liabilities were translated to U.S. dollars at the exchange at the balance sheet date, while equity and non-monetary assets and liabilities were translated at their historical rates. Revenue, costs and expenses were translated at average rates prevailing during the periods. Translation adjustments arising prior to November 1, 2004 were reported as a component of net loss for the year.

Year-End Financial Information

     The following summary of selected financial information for the years ended January 31, 2007 and 2006 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited annual financial statements, including the notes thereto, and with audited financial statements for fiscal years ended January 31, 2007 and 2006.

Year-ended January 31, 2007 compared to the year-ended January 31, 2006

	January	% of	January	% of
	2007	Revenue	2006	Revenue
Revenue	$3,209,830	100.0	$3,918,347	100.0
Cost of sales	$1,796,120	56.0	$2,028,737	51.8
Gross profit	$1,413,710	44.0	$1,889,610	48.2
Operating expenses	$2,731,744	85.1	$2,574,912	65.7
Operating income (loss)	$(1,318,034)	(41.1)	$(685,302)	(17.5)
Interest expense	$(121,467)	3.8	$(153,161)	3.9
Gain (loss) on disposal of assets	$(121,195)	3.8	$(79,444)	2.0
Loss on derivative instruments	$(3,785,301)	117.9	$-
Minority interest income (loss)	$35,163	1.1	$8,667	0.2
Net income (loss) from continuing operations	$(5,310,834)	(165.5)	$(909,239)	(23.2)
Net income (loss) from discontinued operations	$556,783	17.3	$78,913	2.0
NET INCOME (LOSS)	$(4,754,051)	(148.1)	$(830,326)	(21.2)
Income (loss) per common share (1)	$(0.11)		$(0.02)
Total assets	$767,714		$1,342,316
Long-term liabilities	$96,380		$305,984

(1) Fully diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

     In the year-ended January 31, 2007, our revenues decreased by $708,517 compared to the previous year. This was primarily due to a decrease of $673,250 in sales by our Carbiz Auto Credit operating unit during the year-ended January 31, 2007 when compared to the previous year. Carbiz Auto Credit generated sales of $829,754, including $533,452 from our company-owned locations and $296,302 from our joint venture location, during the year. We continued throughout the year to eliminate non-performing products, such as several older pre-Windows software products including our GoldKey Buy Here-Pay Here program and our TurboCAT F&I program. During the year, a majority of users of those products have replaced the discontinued product with our higher priced, higher margin products, which will result in a positive impact on future revenues. The decision to stop support for a specific product is made on the basis of the size of the remaining user population, the recurring revenue generated by that product, and the cost and difficulty of maintaining a technical support staff for the product.

Cost of Sales

     Our cost of sales expense decreased by $232,617 for the year-ended January 31, 2007, compared to the previous year. Carbiz Auto Credit operations cost of sales decreased by $409,693, including a decrease in costs of $470,844 from our company-owned locations and an additional $43,373 from our joint venture location, and all other parts of the operation increased cost of sales by $150,476 during the year-ended January 31, 2007. We anticipate that our cost of sales expense will continue to increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

      For the year-ended January 31, 2007, our operating expenses increased by $156,832 compared to the previous year. The Carbiz Auto Credit operating expenses were $340,678, including $217,245 from our company-owned locations and $123,433 from our joint venture location, while operating expenses for other segments increased by $426,934 during the year-ended January 31, 2007. This primarily resulted from a loss on foreign currency exchange of $75,981 and an increase in audit and legal expenses related to the conversion from accounting standards under Canadian Generally Accepted Accounting Principles (“GAAP”) to accounting standards under U.S. GAAP and the preparation of the Form SB-2 registration statement for the year-ended January 31, 2007 compared to the previous year.

     While we have not been investing significant amounts in fixed assets over the past two years, as a result of the conversion from Canadian GAAP accounting standards to US GAAP accounting standards during the year, depreciation methods for certain assets and equipment was adjusted. This is reflected in the increase in depreciation and amortization expenses by $14,055 for the year-ended January 31, 2007 as compared to the previous year as well as the loss on disposal of assets of $121,195.

Interest Expense

      Our interest expense decreased by $31,694 for the year-ended January 31, 2007, compared to the previous year, as we continue to pay down our longer term debt, with principal payments being made monthly. As a result of the closing of the convertible debenture and the line of credit, interest expense will increase over this and subsequent years. We anticipate our interest expense will increase in future years related to the Trafalgar Debentures and as we draw down on our credit facility with Colossus Capital Fund, L.P.

Loss on Derivative Instruments

     For the year-ended January 31, 2007, we incurred non-cash expenses of $3,785,301 as a result of the conversion of our 5% debentures including $351,633 in direct expense of the conversion of the debentures and $3,481,209 in expenses of the warrants issued upon the debenture conversion. For the year-ended January 31, 2006, we did not incur any similar non-cash expenses.

Software Sales, Support and Consulting

       This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the year-ended January 31, 2007 decreased by $35,266 as compared to the previous year.

      Total software sales during the year-ended January 31, 2007 decreased from the prior year by $34,843, with recurring monthly support revenue showing improvement over the prior year by an increase of $39,047. Sales of new software installations decreased from the prior year by $4,564. This reflected the beginning of positive growth as a result of changes in our product mix to eliminate less profitable products and shift the focus of sales of our core software and support products that can provide long-term growth opportunities.

     The adoption of our current Carbiz Windows-based programs by existing DOS users continued to show an upward trend during the year-ended January 31, 2007, with approximately 30% of Carbiz users on previous generation DOS programs upgrading to current programs. This is an increase from the prior year due to the announcement that effective at the end of this calendar year, we will no longer support one of our DOS-based programs. We believe that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

     The results of our IDA installations had some positive impact on the year-ended January 31, 2007, with several completed installations included in the sales totals. The monthly recurring support revenue for IDA in the year-ended January 31, 2007 grew to $43,286, with additional installations to be completed during the first quarter of the 2008 fiscal year. Dealer interest in IDA continues to increase, which along with a shift in emphasis to higher value monthly support functions, we believe should result in continued growth in installations and recurring revenue.

     Our new sales of consulting services for the year-ended January 31, 2007 showed an increase from the prior period of $20,438, however, due to accounting rules regarding revenue recognition, $25,095 in new consulting revenue was deferred into the following year, resulting in a decrease in stated revenue from new consulting sales of $4,658. Recurring monthly consulting revenue increased by $1,389 from the prior period. Most new consulting customers were additional locations opened by existing customers while sales to new consulting.

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

     We offer two levels of consulting services targeted mainly to the dealer who provides self-funded, on-site auto financing (Buy Here-Pay Here). The standard package includes unlimited manager training, unlimited “800” number technical support, a monthly benchmarking report of composite data from dealerships using our system, and one training conference per year. The premier package also includes a weekly faxed performance report based on download and analysis of the client’s data. Our consultants provide telephone consultation to discuss the report and provide guidance on areas where improvements could be made. We also may provide customized trend analysis on specialized issues. Also included in the premier package are two or three on-site visits each year by our consultant. Each visit includes a top-to-bottom audit of sales, operations, procedures, marketing activities, inventories, computer systems and financial results.

Carbiz Auto Credit

     We anticipate that the fastest growing segment of our business will be our Carbiz Auto Credit specialty consumer finance business. We operate three facilities in Florida called “Carbiz Auto Credit,” that originate, underwrite, fund and collect auto loans to customers with credit difficulties. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes.

     We believe that the results from our Palmetto and St. Petersburg corporate locations and Tampa joint venture location for the years ended January 31, 2006 and January 31, 2007 have indicated a strong consumer demand for the finance product in that market, as well as reinforce the effectiveness of our system for operations, marketing, underwriting and collections.

     The decrease in sales activity during the year-ended January 31, 2007 was the result of a decrease in inventory levels at all three locations due to a decrease in cash available for the purchase of inventory. Additional costs related to the Form SB-2 registration statement process resulted in the temporary cash shortage.

     As of the year-ended January 31, 2007, the total Carbiz Auto Credit loan portfolio was $398,468. The allowance for doubtful accounts at the same date was $79,430. The allowance for doubtful accounts is established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance. All loans are made at an interest rate of 14.95% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is done on each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

TaxMax

     The TaxMax segment had revenue of $253,004 for the period beginning February 1, 2006 through May 16, 2006. The operating income for this period was $135,358 plus a gain on disposal of $421,425. The former segment had revenue of $498,852 and operating income of $79,410 for the year-ended January 31, 2006.

      As a result of a continued decline in TaxMax revenue over a three-year period and a desire to focus both management and cash resources on the high growth areas of our business, subsequent to the quarter-ended April 30, 2006, management decided to enter into an agreement to sell the TaxMax business. The sale was completed on May 16, 2006 to Tax Refund Services, Inc. of Tampa, FL. The $442,000 cash generated from the sale of TaxMax was used primarily for further expansion of the Carbiz Auto Credit business.

Liquidity and Capital Resources

     Subsequent to our year-ended January 31, 2007, we sold an aggregate of $2,500,000 secured convertible debentures to an investor, of which we have received $1,750,000 of gross proceeds as of the date of this report.

     As of January 31, 2007 and January 31, 2006, we had $67,990 and $119,735, respectively, in cash and cash equivalents. During the year-ended January 31, 2007, we decreased our accounts payable and accrued liabilities by $52,592, which totaled $1,232,610 at January 31, 2007. During the year-ended January 31, 2007, we made debt repayments and capital lease payments totaling $277,360 which includes $156,546 repaid through issuance of our securities as described below. We have continued to rely on private placements to meet our cash flow requirements. Operationally, we have not generated the necessary revenue to cover our operating expenses.

     On October 17, 2006, we issued 129,776 common shares pursuant to the exercise of options issued to two individuals at an exercise price of Cdn$0.10 resulting in proceeds of $11,576 (when converted to US$ at date of conversion).

     Effective October 3, 2006, the approximately $1.4 million in debentures related to our debenture financing which closed on April 6, 2006 converted into 13,842,027 common shares, 14,472,753 class A common share purchase warrants and 7,236,372 class B common share purchase warrants (the “Conversion”). Each class A common share purchase warrant and each class B common share purchase warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011 at an exercise price of Cdn$0.12 per common share. The Conversion occurred as a result of the quotation of our shares on the U.S. Over-The-Counter Bulletin Board and the delisting of our shares from the TSX Venture Exchange.

     On September 5, 2006, we completed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to us of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this private placement, debt in the amount of $156,546 held by two of our directors was also converted into 1,565,464 units with the same terms as the units issued in the private placement completed on September 5, 2006.

     On August 31, 2006, we issued 200,000 common shares pursuant to the exercise of an option issued to one of our consultants at an exercise price of Cdn$0.145 resulting in proceeds of $26,126 (when converted to US$ at date of conversion).

     On May 12, 2006, we issued 62,900 common shares pursuant to the exercise of options issued to seven individuals at an exercise price of Cdn$0.10 resulting in proceeds of $5,688 (when converted to US$ at date of conversion).

     On April 6, 2006, we completed a non-brokered private placement of a 5% convertible debenture issued to Jon Kochevar for gross proceeds of Cdn$23,238. Prior to the maturity date, the debenture converts automatically upon the quotation of our common shares for trading on the Over-The-Counter Bulletin Board and the delisting of our common shares for trading on the TSX Venture Exchange. The debenture converts into units, with each unit comprised of one common share, one class A common share purchase warrant and one-half of one class B common share purchase warrant, at a price of $0.12 per unit. Each class A common share purchase warrant may be exercised through April 6, 2011 for one common share at an exercise price of Cdn$0.12 per common share. Each whole class B common share purchase warrant may be exercised through April 6, 2011 for one common share at an exercise price of Cdn$0.12 per common share. The maturity date for the debenture is October 6, 2006, and interest immediately accrues on the debenture. All of the proceeds from this private placement were used to repay the principal and accrued interest on a debenture that matured on April 6, 2006, because such debenture holder would not extend the maturity date of his debenture until October 6, 2006.

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

     With the exception of the most recent private placement, we used all of these funds primarily to finance our operating loss and expand our Carbiz Auto credit operations.

     As of January 31, 2007, payments due from us over the next five fiscal years for operating and capital leases, and short and long-term debt are as follows:

	Less Than One	One to Three	Three to	Greater
	Year	Years	Five Years	than Five	Total
Operating Leases	$194,218	$312,784	$-	$-	$507,001
Capital Leases	7,662	10,724	-	-	18,386
Long-Term Debt	180,139	35,851	-	-	215,990
(1)(2)
Interest (1)(2)	12,415	1,458	-	-	13,873
	$394,434	$360,817	$-	$-	$755,250

(1)

Does not include our credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million. The amount may be increased to $10 million at the option of Carbiz. At March 23, 2007, we had total outstanding borrowings under the credit facility of $210,000.

(2)	Does not include $2,500,000 secured convertible debentures we sold to an investor on February 28, 2007, of which we have received $1,750,000 of gross proceeds as of the date of this report.

     Should our operating revenues fail to increase to provide sufficient cash flow to fund operations, we may require additional financing. Based on twelve month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are sufficient to fund our operations until January 2008. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

     As of January 31, 2007, we do not have any off-balance sheet arrangements.

Item 7. Financial Statements.

     This item includes the following information in the order shown:

Report of Independent Registered Public Auditing Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Deficiency
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Christopher, Smith, Leonard,
Bristow & Stanell, P.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carbiz, Inc.
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Carbiz, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbiz, Inc. at January 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Christopher, Smith, Leonard, Bristow & Stanell, PA

CHRISTOPHER, SMITH, LEONARD,
BRISTOW & STANELL, P.A.

Sarasota, Florida
April 11, 2007

1515 Ringling Boulevard, Suite 860 • Sarasota, Florida 34236 • (941) 954-4040 / Fax (941) 953-7670 • www.cslcpa.com

CARBIZ INC.

Consolidated Balance Sheets
As at January 31
(expressed in U.S. dollars)
	2007	2006
ASSETS
CURRENT
Cash and cash equivalents	$67,990	$119,735
Accounts receivable (Note 4)	48,482	96,627
Current portion of notes receivable (Note 4)	274,151	523,101
Inventory	67,785	47,554
Prepaids and other assets	171,350	58,681
Deferred costs	13,309	35,722
	643,067	881,420
NOTES RECEIVABLE (Note 4)	44,887	103,818
DEFERRED COSTS	3,706	17,015
PROPERTY AND EQUIPMENT (Note 5)	76,054	340,063
	$767,714	$1,342,316

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 6)	$1,232,610	$1,285,202
Loan payable (Note 16)	230,000	131,210
Current portion of capital leases (Note 7)	7,662	8,033
Current portion of long-term debt (Notes 8 and 21)	180,139	154,608
Convertible debenture (Note 9(b))	-	1,378,484
Warrants Liability (Note 10(c))	3,415,679	-
Deferred revenue	121,239	240,624
	5,187,329	3,198,161
DEFERRED REVENUE	49,805	113,434
CAPITAL LEASES (Note 7)	10,724	18,387
LONG-TERM DEBT (Notes 8 and 21)	35,851	174,163
	5,283,709	3,504,145
MINORITY INTEREST (Note 16)	206,170	241,333
STOCKHOLDERS' DEFICIENCY
COMMON SHARES (Note 12)	16,274,119	14,197,260
Unlimited shares authorized, 64,224,404 and 41,090,514 common shares issued and outstanding as at January 31, 2007 and 2006, respectively.

WARRANTS	-	20,499
ADDITIONAL PAID -IN CAPITAL	6,222,397	5,843,709
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(26,833,484)	(22,079,433)
	(4,722,165)	(2,403,162)
	$767,714	$1,342,316

The accompanying notes are an integral part of these financial statements.

CARBIZ INC.
Consolidated Statements of Operations
Years ended January 31
(expressed in U.S. dollars)

	2007	2006
SALES
Software and Consulting Services	$2,380,077	$2,421,501
Used Car Sales and Financing	829,753	1,496,846
	3,209,830	3,918,347
COST OF SALES
Software and Consulting Services	976,208	825,732
Used Car Sales and Financing	819,912	1,203,005
	1,796,120	2,028,737
GROSS PROFIT	1,413,710	1,889,610

Personnel Expenses	995,552	934,429
Selling Expenses	342,014	420,822
Other Operating Expenses	1,237,605	1,219,661
Stock based compensation and consulting fees	156,573	-
	2,731,744	2,574,912
OPERATING LOSS	(1,318,034)	(685,302)

INTEREST AND OTHER EXPENSES (Note 15)	(121,467)	(153,161)
GAIN (LOSS) ON DISPOSAL OF ASSETS	(121,195)	(79,444)
LOSS ON DERIVATIVE INSTRUMENTS	(3,785,301)	-

MINORITY INTEREST (Note 16)	35,163	8,667

NET LOSS FROM CONTINUING OPERATIONS	(5,310,834)	(909,239)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS
OF
TAX MAX INCLUDING GAIN ON DISPOSAL OF $421,425	556,783	78,913

LOSS FOR THE YEAR	$(4,754,051)	$(830,326)
NET INCOME (LOSS) PER SHARE FROM	$(0.11)	$(0.02)
CONTINUING OPERATIONS
NET INCOME (LOSS) PER SHARE FROM	$0.01	$0.00
DISCONTINUED OPERATIONS

NET LOSS PER SHARE (Note 12(f))	$(0.10)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	48,035,514	41,088,089

The accompanying notes are an integral part of these financial statements.

CARBIZ INC.
Consolidated Statements of Stockholders' Deficiency
Years Ended January 31
(expressed in U.S. dollars)
					Additional	Other		Total
					Paid-In	Comprehensive	Accumulated	Stockholders'
	Common Shares		Warrants		Capital	Loss	Deficit	Deficiency
	Shares	Amount	Number	Amount

Balance at February 1, 2005	41,002,014	$14,185,863	2,358,060	$118,457	$5,495,751	$(385,197)	$(21,249,107)	$(1,834,233)

Exercise of stock options (Note 12(d))	88,500	11,397	-	-	-	-	-	11,397
Joint Venture contribution	-	-	-	-	250,000	-	-	250,000

Expiration of 2004 warrants	-	-	(1,980,217)	(97,958)	97,958	-	-	-
Net loss for the year	-	-	-	-	-	-	(830,326)	(830,326)

Balance at January 31, 2006	41,090,514	$14,197,260	377,843	$20,499	$5,843,709	$(385,197)	$(22,079,433)	$(2,403,162)

Exercise of stock options	392,676	43,370						-
Expiration of Agent warrants			(377,843)	(20,499)	20,499
Conversion of Debentures and
and Interest and applicable
Beneficial Conversion Feature (Note 9(b)
& 9(d))	13,842,027	1,483,334			351,633			1,834,967
Conversion of Debt for shares (Note 10(a))	1,565,464	156,546						156,546
Issuance of shares for services (Note 10(b))	1,500,000	150,000						150,000
Private Placement (Note 10(a))	2,400,000	240,000						240,000
Additional Debenture Interest
paid in shares	33,723	3,609						3,609
Deferred Comp -Restricted Stock (Note 2 &
11)	3,400,000	-			2,512			2,512
Issuance of Options					4,044			4,044
Net loss for the year							(4,754,051)	(4,754,051)
Balance at January 31, 2007	64,224,404	$16,274,119	-	$-	$6,222,397	$(385,197)	$(26,833,484)	$(4,722,165)

The accompanying notes are integral part of these financial statements.

CARBIZ INC.

Consolidated Statements of Cash Flows
Years ended January 31
(expressed in U.S. dollars)
	2007	2006
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES

OPERATING
Net income (loss) for the year	$(4,754,051)	$(830,326)
Items not affecting cash
Depreciation of property and equipment	136,247	122,689
Minority interest	35,163	8,667
Loss on disposal of assets	121,195	79,444
Amortization of debt financing costs	-	60,201
Loss on derivative financial instruments	3,785,301	-
Issuance of common shares for interest expense	105,700	-
Issuance of common shares for consulting expense	150,000	-
Stock-based compensation	6,573	-
Net changes in non-cash operating assets and liabilities
Accounts receivable	48,145	9,315
Notes receivable	307,881	(201,389)
Prepaids and other assets	(112,689)	15,732
Inventory	(33,431)	3,793
Deferred costs	35,722	157,497
Accounts payable and accrued liabilities	(52,592)	241,045
Deferred revenue	(183,014)	(249,318)
	(403,850)	(582,650)
INVESTING
Proceeds from disposal of assets	10,845	-
Acquisition of property and equipment	(24,850)	(6,408)
	(14,005)	(6,408)
FINANCING
Repayment of capital leases	(8,033)	(18,128)
Proceeds from loan payable	230,000	150,000
Repayment of long-term debt	(112,781)	(113,331)
Investment from Joint Venture partner	-	500,000
Retirement of matured debentures (Note 9)	-	(673,000)
Issuance of convertible debenture (Note 9)	-	690,318
Issuance of common shares (Note 12)	283,370	11,397
	392,556	547,256
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(26,446)	31,017

DECREASE IN CASH AND
CASH EQUIVALENTS	(51,745)	(10,785)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	119,735	130,520
CASH AND CASH EQUIVALENTS,
END OF YEAR	$67,990	$119,735

See Note 14
The accompanying notes are an integral part of these financial statements.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Carbiz Inc. (the “Company”) is a publicly traded company quoted on the United States Over The Counter Bulletin Board (“OTCBB”). The Company was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares commenced trading on the United States Over the Counter Bulletin Board and were delisted from the TSX Venture Exchange (“TSX”).

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its two operating subsidiaries Carbiz USA Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”) and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). Collectively, Carbiz Inc., Carbiz USA Inc., CAC , and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also supplies a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. This business segment was sold on May 16, 2006. During the year-ended January 31, 2007, the Company operated two CAC dealerships and a third location under a joint venture, Carbiz Auto Credit JV1, LLC, all of which sell and finance used vehicles.

(a)	Discontinued Operations

On May 16, 2006, the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, FL. The Company has adopted discontinued operations accounting for both periods presented.

(b)	Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred significant losses in the current year and in each of the past several years. In addition, the Company has a working capital deficiency (excluding derivative liability) of $(1,128,583) as at January 31, 2007. This deficiency grows to $(4,544,262) when you include the derivative liability of $(3,415,679). The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations, nor that financing efforts will be successful.

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

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

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile.

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

believes that is has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

A comparison of the following classifications of notes receivable related to auto sales at January 31, 2007 and 2006 is presented below:

	2007		2006
	Amount Number		Amount Number
Active accounts	$381,784	157	$681,116	245
Accounts held in repossession	$16,684	6	$40,922	14
Accounts written off during year	$216,122	175	$208,213	85

Inventory

Inventory consists of used vehicles and is related to the CAC operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation is provided over the estimated useful life of the assets as follows:

	Historical	Revised

Furniture and equipment	- 20% declining-balance	20% straight-line
Computer equipment	- 30% declining-balance	33% straight-line
Leasehold improvements	- straight-line over the lesser of the useful life of
the assets or term of the leases

The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected undiscounted future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down is charged to the statement of operations based on the difference between the carrying value and the future discounted cash flows. Upon retirement or sale of an asset its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Property and equipment (continued)

During such a review, the Company made a change in accounting estimates, which under SFAS No. 154 (See Note 3) is effected by a change in accounting principles. Such changes included depreciation expense estimates for computer equipment and furniture and equipment as outlined in the above table. As management has continued to operate and expand its business entities it has continued to develop updated information about how it uses its assets, the pattern of decline in value of such assets, and the estimated future benefits inherent in such assets. Accordingly, management believes the new methods are preferable. This change was made at the beginning of the fourth quarter of 2007 (November 1, 2006) and accordingly the change was applied prospectively and will be applied in future periods. The Company does not expect such change to materially affect future periods as the majority of its existing assets will be substantially fully depreciated.

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

Revenue recognition

The Company’s revenue is derived from the sale of licenses, services and commissions, the sale of products to dealers in the automobile industry and the sale of used vehicles. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998 for all software or software related revenue. For all non-software or non-software related revenue, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, which was preceded by SAB 101, “Revenue Recognition in Financial Statements”. For contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, the Company generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether deliverables should be accounted for separately.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

(a)	Licenses

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

Prior to February 2005, the majority of the Company’s license revenues was derived from arrangements where a customer will pay an initial set-up fee and then continue on either month-to-month or annual contracts which may be cancelled with appropriate notice. Upon cancellation, the software ceases to function as originally intended. In these cases, the initial set-up fees are deferred and amortized over the expected life of the relationship, which is four years. The month-to-month or annual fees are recognized on a monthly basis, subject to collection of such amounts being probable. During 2006, the Company began to separate the relationship between initial set-up fees and the monthly and annual support contracts. In 2006, under these updated contracts, if support is cancelled, the software is not affected. In these cases, the initial set-up fee is recognized when the software installation is completed and customer has accepted the installation.

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

fees are fixed or determinable, collectability is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. The Company does not offer product warranties related to these sales.

(d)	Used vehicle sales

The Company recognizes revenue on the sale of automobiles at the time vehicles are delivered to the customer and title has passed. In cases where the Company finances the vehicles the interest is recognized over the term of the loan, which is generally 65 to 80 weeks, based on the principal outstanding at the time.

Deferred revenue represents unearned income where payments are received in advance of revenue recognition. Where revenue is deferred, all direct and incremental costs incurred to earn the revenue are also deferred.

Selling expenses

Selling expenses include payroll, employee benefits, equity compensation, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $63,353 in fiscal 2007, and $153,101 in fiscal 2006.

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

Earnings per share

Earnings per share are based on the weighted average number of common shares outstanding (basic) adjusted, to the extent they are dilutive, for outstanding stock options and stock purchase warrants (diluted). The calculation of diluted earnings per share excludes any potential conversion of warrants or options that would increase earnings per share or decrease a loss per share.

The weighted average number of common shares outstanding (basic) does not include the non-vested 3,400,000 restricted shares issued for the 2007 Incentive Stock Plan (see Note 11).

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the Company are recorded as capital leases and are included in capital assets and long-term debt. All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they are incurred.

Stock-based compensation

Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 123(R), “Share-Based Payment,” (“SFAS 123R”). This statement is a revision of

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”). SFAS 123R requires all stock options to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all options granted, modified, repurchased or cancelled on or after February 1, 2006, and to all options granted that were unvested as of February 1, 2006.

No stock options were granted during the year-ended January 31, 2006. Options granted during the year-ended January 31, 2007 totaled 5,600,000.

In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During the year-ended January 31, 2007 the Company recognized stock-based compensation expense of $4,044 as a result of new options issued on January 19, 2007. See Note 12(e).

In addition, on January, 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company (Note 11). During the year-ended January 31, 2007 the Company recognized stock-based compensation expense of $2,512 as a result of this restricted stock transaction.

Through January 31, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company did not have any tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.

If the accounting provisions of SFAS 123R had been applied in the year-ended January 31, 2006, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below.

	2007	2006
Net loss - as reported	$(4,754,051)	$(830,326)
Pro-forma stock-based compensation expense	0	(23,614)
Net loss - pro-forma	$(4,754,051)	$(853,940)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.02)
Pro-forma	$(0.10)	$(0.02)

The fair value of stock options used to compute the pro-forma net loss and loss per common share disclosure is estimated at grant using the Black-Scholes-Merton option-pricing model with the following weighted averages assumptions:

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

Stock-based compensation (continued)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

	2007	2006

Expected dividend	0%	0%
Expected volatility	103%	90%
Risk-free interest rate	4.13%	3.6%
Expected option life in years	5	5

The weighted average fair value of stock options, calculated using the Black-Scholes-Merton option pricing model, granted during the year-ended January 31, 2005 and vested during the year-ended January 31, 2006 was $0.13 per option. The weighted average fair value of stock options, calculated using the Black-Scholes-Merton option pricing model, granted during the year-ended January 31, 2007 was $0.10 per option. As indicated above, no options were granted during the year-ended January 31, 2006.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of options that have no vesting restrictions. In addition, option-pricing models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimates.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The Company has not issued any guarantees.

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

Warrant derivative liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Warrant derivative liability (continued)

determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. See Note 9(c) and 10(c).

3.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Restatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce the diversity in practice for the method used to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed this pronouncement and the Company is not aware of any misstatements that would cause the Company to restate its financial statements.

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

Servicing of financial assets

In March 2006, the FASB issued FAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

3.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Servicing of financial assets (continued)

adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Hybrid financial instruments

In February 2006, the FASB issued FAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest and principal-only components are subject to FASB Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	2007	2006
Trade receivables from product	$52,827	$111,717
Less: Allowance for doubtful accounts	4,345	15,090
	48,482	96,627

Notes receivable from vehicle sales	398,468	722,038
Less: Allowance for doubtful accounts	79,430	95,119
	319,038	626,919

Long-term portion of notes receivable	44,887	103,818
Current portion of notes receivable	$274,151	$523,101

During the years ended January 31, 2007, and 2006, the Company earned $98,208 and $102,405 of financing income on the notes receivable. This amount has been included with used car sales and

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (continued)

financing revenue in these financial statements.

Activity in the allowance for doubtful accounts is as follows:

	Balance at			Balance
Year-ended	Beginning	Charged to	Write-offs	at End of
January 31	of Year	Expenses	and Other	Year
2007	$110,209	$216,319	$242,753	$83,775
2006	$51,936	$311,461	$253,188	$110,209

5.	PROPERTY AND EQUIPMENT

		2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and equipment	$11,593	$10,303	$1,290
Computer equipment	278,433	219,913	58,520
Leasehold improvements	28,052	11,838	16,244
	$318,108	$242,054	$76,054

		2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and equipment	$354,785	$229,493	$125,292
Computer equipment	779,734	586,098	193,636
Leasehold improvements	26,911	5,776	21,135
	$1,161,430	$821,367	$340,063

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2007	2006
Accounts payable - trade	$930,211	$932,704
Accruals
Professional fees	87,381	46,629
Trade payables	21,720	24,351
Payroll related	100,295	103,404
Other	92,913	178,114
	$1,232,610	$1,285,202

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

7.	CAPITAL LEASES

The Company has the following capital lease obligations for computer and office equipment:

2008	$9,078
2009	8,771
2010	2,696
2011	-
20,545
Interest portion of payments	2,159
Capital repayment	18,386
Current portion	7,662
Long-term portion	$10,724

The original value of the leased assets as of January 31, 2007 and 2006 is $40,689 and $59,672, respectively, for computer and office equipment. These leased assets had accumulated amortization as of January 31, 2007 and 2006 of $25,370 and $28,320, respectively.

8.	LONG-TERM DEBT

The Company has a note payable to a U.S. public company. The note which is secured by the general assets of the Company bears interest at the daily U.S. prime rate plus 1.5% per annum, with interest payable monthly and the principal due on specific dates.

Principal repayments due in each of the next three years are as follows:

2008	$180,139
2009	35,851
215,990
Current portion	180,139
Long-term portion	$35,851

9.	CONVERTIBLE DEBENTURE

(a) Debenture offerings

On October 12, 2004 (the “Closing Date”), the Company completed a Convertible Debenture financing for gross proceeds of $1,312,927, less costs of $89,079. The proceeds were primarily used to pursue an OTCBB trading in the U.S. and to expand the Company’s CAC operations. The Convertible Debentures were unsecured, bear interest at 5% per annum, beginning on May 1, 2005. Prior to May 1, 2005, the Convertible Debentures were non-interest bearing.

Carbiz engaged an agent for this debenture financing. In addition to a commission which has been included in the cost of issuance, on the Conversion Date the Agent shall receive warrants (the “Agent Warrants”) equal to an aggregate 10 percent of the number of Units to be issued on the Conversion Date. Each warrant shall be exercisable into one common share upon payment of $0.22 Cdn and one Class A Warrant upon payment of $0.23 Cdn for a period of five years following the closing Date. Also, the Agent shall receive a 2 percent cash fee on the exercise of Warrants

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

9.	CONVERTIBLE DEBENTURE (continued)

(a) Debenture offerings (continued)

exercised within 12 months of the Conversion Date. The Agent Warrants and cash fee that were incurred were not recorded until “Conversion”, October 3, 2006 when the Company’s common shares commenced trading on the United States Over the Counter Bulletin Board and were delisted from the Toronto Venture Exchange (“TSX”).

As the Company was unable to achieve OTCBB trading by April 10, 2005, the Company was required to issue to the subscribers, Class A Warrants and Class B Warrants equal in number to 2% of the number of each of the Class A Warrants and Class B Warrants to be issued upon conversion of the Convertible Debenture plus an additional 1% for each subsequent 30 day period (the “Additional Warrants”). The aggregate of the Additional Warrants are limited to 6% of the Class A Warrants and the Class B Warrants to be issued upon conversion of the Convertible Debenture.

The Convertible Debenture contained a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the Debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. Because the debenture became convertible only upon the Company’s listing its shares on the OTCBB, the contingent beneficial conversion feature ($650,565) was not recognized in earnings until the contingency was resolved.

The costs of issuance for the Convertible Debenture were amortized over the one year period. The expense recorded during the twelve months ended January 31, 2006 was $60,201.

On October 6, 2005 (the “Closing Date”), the Company completed a Convertible Debenture financing for gross proceeds of $690,318. The proceeds were primarily used to repay $673,000 of maturing debentures and $14,658 of accrued interest on those debentures. These Convertible Debentures contain similar terms to the October 12, 2004. The Convertible Debentures are unsecured and bear interest at 5% per annum. Because the issue matured before its listing on the OTCBB, the calculated Beneficial Conversion Feature and the Additional Warrants were never recognized or required to be issued.

The October 6, 2005 Convertible Debenture contains a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the Debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. Because the debenture became convertible only upon the Company’s listing its shares on the OTCBB, the contingent beneficial conversion feature ($259,629) was not recognized in earnings until the contingency was resolved.

Also on October 6, 2005, the Company agreed to an extension of terms for those holders of Convertible Debentures to mature on that date that did not elect to paid in cash. The extension granted additional six months for the maturity date, until April 6, 2006. The extension also modified the number of units to be issued upon conversion and modified the exercise price for Class A and Class B Warrants. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing Convertible Debentures. No gain or loss was recognized on the extinguishment of original debentures. Because the issue was considered repaid by the extinguishment before its listing on the OTCBB, the calculated Beneficial Conversion

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

9.	CONVERTIBLE DEBENTURE (continued)

(a) Debenture offerings (continued)

Feature and the Additional Warrants were never recognized or required to be issued. The Company determined the value of the new issue at October 6, 2005 to be $655,029.

The amended Convertible Debenture is also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the Debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. Because the debenture becomes convertible only upon the Company’s listing its shares on the OTCBB, the contingent beneficial conversion feature ($246,357) was not recognized in earnings until the contingency is resolved.

On April 6, 2006, the Company completed a convertible debenture financing (the “2006 Debentures”) for gross proceeds of $20,000. The proceeds were primarily used to repay $20,000 of maturing debentures and $934 of accrued interest on those debentures. These 2006 Debentures contain similar terms to the 2004 Debentures and the 2005 Debentures. Upon the quotation of the Company’s common shares on the OTCBB and concurrent delisting from the TSX Venture Exchange, the principal and interest amount of the debentures will be automatically converted into a minimum of 192,233 units (each a “Unit”). Each Unit would consist of one common share and one Class A purchase warrant and one-half of one Class B purchase warrant. Each whole Class A purchase warrant would be exercisable into one common share at a price of $0.12 Cdn per share and each whole class B purchase warrant would be exercisable into one common share at a price of $0.12 Cdn per share. Both Class A and B purchase warrants issued would be exercisable for a period of five years following April 6, 2006. The 2006 Debentures are unsecured and bear interest at 5% per annum.

The 2006 Debentures contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the 2006 Debentures measured on the commitment date, over the amount of proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion feature is $(5,180).

Also on April 6, 2006, the Company agreed to an extension of terms for those holders of 2005 Debentures maturing on that date that did not elect to be paid in cash. The extension extended the maturity date for an additional six months until October 6, 2006. The extension also modified the number of Units to be issued upon conversion from 10,358,379 to 12,947,983 and modified the exercise price for Class A and Class B purchase warrants to $0.12 Cdn per share. This change was considered to be significant, and the Company accounted for the issuance as an extinguishment of the maturing 2005 Debentures. No gain or loss was recognized on the extinguishment of the 2005 Debentures. Because the 2005 Debentures were considered repaid by the extinguishment before the Company’s quotation of its common shares on the OTCBB, the calculated beneficial conversion feature and Additional Warrants were never recognized or required to be issued. The Company determined the value of the 2005 Debenture at April 6, 2005 to be $1,395,585.

The amended 2006 Debentures are also considered to contain a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable upon conversion

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

9.	CONVERTIBLE DEBENTURE (continued)

(a) Debenture offerings (continued)

of the 2006 Debentures, measured on the commitment date, over the amount of proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion feature which is $(348,896). Because both the newly issued 2006 Debentures and amended 2005 Debentures become convertible only upon the quotation of the Company’s common shares on the OTCBB, the contingent beneficial conversion feature will not be recognized in earnings until the contingency is resolved.

The provision for Additional Warrants on the amended 2004 Debentures, the 2005 Debentures and the 2006 Debentures would result in the issuance of additional warrants upon conversion. Because the debenture becomes convertible only upon the Company’s listing its shares on the OTCBB, the additional warrants were not recognized in earnings until the contingency was resolved upon “Conversion”.

(b) Debenture conversion

On September 1, 2006, the Company’s registration statement on Form SB-2 (File No. 333-129408) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Effective October 3, 2006, the approximately $1,406,529 of debenture financing which closed on April 6, 2006 (described above) and accumulated interest of $76,805 converted into 13,842,027 common shares, 14,472,753 Class A Common Share Purchase Warrants and 7,236,372 Class B Common Share Purchase Warrants (the “Conversion”).

The 13,842,027 common shares related to 13,124,494 debenture principal shares and 717,533 debenture interest shares. The 14,472,753 Class A Common Share Purchase Warrants related to 13,124,494 debenture principal shares, 717,533 debenture interest shares, and 630,723 penalty interest warrants. The 7,236,372 Class B Common Share Purchase Warrants related to 6,562,247 debenture principal shares, 358,766 debenture interest shares, and 315,342 penalty interest warrants. The number of shares and warrants finally issued varied slightly from the amounts detailed in the 2004 Debentures and the two subsequent re-financings thereto due to a variance between the estimated amounts accrued prior to the debenture conversion and the final calculations at conversion.

Each class A Common Share Purchase Warrant and each class B Common Share Purchase Warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011, as summarized below, and an exercise price of Cdn$0.12.

Summary of warrants by expiration dates:

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

9.	CONVERTIBLE DEBENTURE (continued)

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

Using a Black-Scholes-Merton model valuation with the following assumptions for each “series by expiration date”, expected volatility of 105.28%, 102.47% and 100.48% respectively; risk free interest rate of 4.12%; and a remaining contractual life of 2.67 years, 3.67 years and 4.17 years respectively, the aggregate fair value of these warrant derivative liabilities at January 31, 2007 was $2,860,590.

The Black-Scholes-Merton model was developed for use in estimating the fair value of financial instruments. Such models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimates.

Summary of warrant values as of January 31, 2007:

	Warrants	Amount
Expires October 6, 2009	10,339,567	$1,315,243
Expires October 6, 2010	11,055,264	1,500,037
Expires April 6, 2011	314,276	45,310
Totals	21,709,108	$2,860,590

(d) Beneficial conversion feature

Evaluation of criteria under EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” resulted in the determination using the guidance of Issue 15 therein that the Debentures contained a beneficial conversion feature represented by the excess of the fair value of common shares and warrants issuable on conversion of the Debentures, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares upon conversion. The portion of the proceeds from the issuance of the Debentures allocated to the common shares upon conversion was $1,406,529 (when converted to US$ at date of conversion). The portion of the proceeds from the issuance of the 2006 Debentures allocated to the beneficial conversion features was $351,633 (when converted to US$ at date of conversion). This calculated beneficial conversion feature of $351,633 was charged to “Loss on Derivative Instruments” and credited to “Additional-Paid-In Capital”. While the portion credited to Additional-Paid-In Capital is not subject to exchange rate gains or losses, the amounts charged to “Loss on Derivative Instruments” are subject to change in future periods.

(e) Agent Warrants

As outlined above, the Company had engaged an agent for the Debenture financing. Accordingly, the Company also issued as of October 3, 2006, 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

9.	CONVERTIBLE DEBENTURE (continued)

(e) Agent Warrants (continued)

Cdn$0.23, and 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of Cdn$0.22 to the agent involved in the Debenture financing. Using a Black-Scholes-Merton model valuation assuming an expected dividend yield of zero, expected stock price volatility of 103%, risk free interest rate of 4.12% and a remaining contractual life of 4.67 years, the aggregate fair value of the warrant derivative liability at January 31, 2007 was $118,887. Such amount was charged to “Loss on Derivative Instruments” and credited to “Warrant Derivative Liability” on the January 31, 2007 balance sheet.

10.	RECENT ISSUANCES OF STOCK AND WARRANTS

(a) Unregistered sales of equity securities

On September 5, 2006, the Company completed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to the Company of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this offering, related party debt in the amount of $156,546 held by two directors of the Company was also converted into 1,565,464 units with the same terms as the units issued in the private placement.

Accordingly, 3,965,464 shares were issued and the 3,965,464 of two year common share warrants were valued using a Black-Scholes-Merton model valuation assuming an expected dividend yield of zero, expected stock price volatility of 106%, risk free interest rate of 4.12% and a remaining contractual life of 1.58 years, the aggregate fair value of the warrant derivative liability at January 31, 2007 was determined to be $436,201. This amount was charged to “Loss on Derivative Instruments” and credited to “Warrant Derivative Liability” on the January 31, 2007 balance sheet.

(b) Unregistered shares issued to investor relations consultant

On September 5, 2006, the Company issued 1,500,000 common shares to an investor relations consultant in consideration for a six month consulting agreement. The Company valued the shares at $0.10 and expensed the amount over the six months of the contract using as guidance EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The value of the consultant shares was based on the value the Company received for private placement shares referred to above in Note 10(a). Accordingly, the year-ended January 31, 2007 includes $125,000 within Stock based compensation and consulting fees.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

10.	RECENT ISSUANCES OF STOCK AND WARRANTS (continued)

(c) Summary of warrant liability at January 31, 2007

As of January 31, 2007 the Company had warrant liability as follows:

	Warrants	Amount
Conversion Warrants expiring October 6, 2009	10,339,567	$1,315,243
Conversion Warrants expiring October 6, 2010	11,055,264	1,500,036
Conversion Warrants expiring April 6, 2011	314,276	45,310
Private Placement Warrants expiring September 5, 2008	3,965,464	436,201
Agent Warrants expiring October 6, 2011	876,200	118,889
Total	26,550,789	$3,415,679

This warrant liability will be adjusted quarterly based on a Black-Scholes-Merton value model and any changes in fair value will be recorded as income/cost of derivative financial instruments.

11.	2007 INCENTIVE STOCK PLAN

On January 25, 2007, the Company awarded 3,400,000 common shares (the “Incentive Shares”) as restricted stock to certain directors, officers, and key employees of the Company. The Incentive shares were issued pursuant to the Company’s 2007 Incentive Stock Plan, and were issued for no consideration other than future services to be rendered. The Incentive Shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering of securities.

The market value of the Company’s stock on the award date was $0.19, accordingly the fair value of the entire award was $646,000. The awards vest 20% each year and the Company expects to spread the $646,000 cost over the 5 years of vesting at $129,200 per year. Accordingly, $2,512 of stock compensation expense was recorded for the year-ended January 31, 2007 and 3,400,000 shares are included in issued and outstanding shares, but not included in the weighted average number of shares outstanding (basic).

12.	COMMON SHARES

(a) Authorized

The Company’s authorized share capital consists of the following:

Unlimited number of common shares with voting rights

Unlimited number of preference shares, issuable in series

(b) Fiscal 2007 private placement

During the year-ended January 31, 2007, the Company completed a series of private placements for an aggregate of 5,465,464 common shares for $546,546. In addition, 3,965,464 warrants were issued. See Note 10 (a) and Note 10 (b).

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

12.	COMMON SHARES (continued)

(c) Escrowed shares

In connection with the Company’s acquisition of Data Gathering Service, Inc. on December 18, 1998, 5,059,566 common shares issued to certain stockholders were placed in escrow pursuant to the requirements of the Alberta Stock Exchange (now the TSX Venture Exchange). Originally, these common shares were to be released under the terms of the escrow agreement pursuant to a formula based on cash flows; however, this escrow agreement was later amended such that the common shares are released on a time based method. The first release occurred in July 2004, and subsequent releases have occurred semi-annually thereafter.

During the year-ended January 31, 2006, a total of 505,956 shares were released from escrow. During the year-ended January 31, 2007, an additional 505,956 shares were released from escrow, leaving 3,541,695 escrowed shares at January 31, 2007.

(d) Stock options – 1998 Stock Option Plan

Under the Stock Option Plan (1998), (the “1998 Plan”) , options may be granted to directors, officers, employees, and consultants of the Company at an exercise price determined by the Board of Directors provided that such exercise price should not be less than permitted under the rules of any stock exchange where the shares are listed. The period during which an option may be exercised (the “Option Period”) is determined by the Board at the time the option is granted, subject to any vesting limitations which may be imposed by the Board in its sole discretion at the time such option is granted. The options are exercisable during a period not to exceed 5 years from the date the option is granted unless otherwise specifically provided by the Board, and in any event, no option shall be exercisable for a period exceeding 10 years from the date the option is granted. Options are exercisable as determined by the Board at the date of the grant. No options have been granted under this plan since December 14, 2004 and were vested four months after date of grant. Shares covered by options granted with respect to any year may not exceed 10% of the issued and outstanding shares of the Company, calculated on a non-diluted basis.

The following tables reflect the movement and status of the stock options granted under the 1998 Plan:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
Options outstanding	Options	Price (*)	Options	Price (*)

Balance, beginning of the year	3,627,317	$0.18	4,089,988	$0.20
Options granted during the year	-	-	-	-
Options cancelled during the year	(396,600)	0.08	(374,171)	0.13
Options exercised during the year	(392,676)	0.10	(88,500)	0.14
Balance, end of the year	2,838,041	$0.23	3,627,317	$0.18

(*)

The exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at January 31, 2007. The number of options presented reflects the most current conversion price information.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

12.	COMMON SHARES (continued)

(d) Stock options – 1998 Stock Option Plan (continued)

January 31, 2007
Options Outstanding		Options Exercisable
	Weighted		Weighted
Number	Average Life (Yrs)	Number	Average Life (Yrs)
100,000	1.7	100,000	1.7
200,000	1.8	200,000	1.8
616,150	1.9	616,150	1.9
700,000	2.2	700,000	2.2
584,000	2.4	584,000	2.4
637,891	2.8	637,891	2.8
2,838,041	2.3	2,838,041	2.3

(e) Stock options – 2007 Stock Option Plan

On January 19, 2007, the Company adopted the 2007 Incentive Plan (the “2007 Plan”) for the Company’s employees, non-employee directors and consultants, reserving a total of 15,000,000 of the Company’s common shares for issuance pursuant to awards or grants made under the 2007 Plan. The 2007 Plan has terms and conditions similar to the 1998 Plan.

On January 19, 2007 the Company entered into stock option agreements under the 2007 Plan with certain employees and non-employee directors of the Company, and granted options to purchase an aggregate of 5,600,000 common shares of the Company, of which options to purchase an aggregate of 4,900,000 common shares were granted to executive officers and directors of the Company. The grant price was $0.13 per share, with a term of 5 years, vesting 20% per year over the five years.

Under FAS 123R, the company recognizes stock options in the financial statements based on their fair value. As described in Note 2, the fair value at date of grant was determined to be $436,800.

Accordingly, the Company is recognizing the first years expense of $112,000 and these financial statements include $4,044 of stock compensation expense at January 31, 2007.

The following reflects the movement and status of the stock options under the 2007 plan:

Balance, beginning of the year	-	-
Options granted during the year	5,600,000	$ 0.13
Options cancelled during the year	-	-
Options exercised during the year	-
Balance, end of the year	5,600,000	$ 0.13

Options outstanding at January 31, 2007 were 5,600,000 and none were exercisable.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

12.	COMMON SHARES (continued)

(f) Earnings per share

For the years ended January 31, 2007 and 2006, all options to purchase shares were excluded in the diluted share calculation because they were anti-dilutive for earnings per share purposes.

13.	INCOME TAXES

The reconciliation of income taxes computed at the blended (Canadian and U.S.) statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006
Loss before income taxes	$(4,754,051)	$(830,326)
Combined basic federal and provincial rates	36.60%	36.70%
Income tax benefit based or statutory rate	1,740,000	305,000
Permanent differences	(1,435,000)	(7,500)
Valuation allowance	(305,000)	(297,500)
Income tax benefit	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are approximately as follows:

Canada

	2007	2006
Non-capital loss carryforwards	$1,561,000	$1,603,000
Net capital loss carryforwards	80,000	80,000
Capital assets	81,000	81,000
Total gross future tax assets	1,722,000	1,764,000
Valuation allowance	(1,722,000)	(1,764,000)
Income tax benefit	$-	$-

As at January 31, 2007, the Company has non-capital loss carryforwards (federal and provincial) which are available to offset taxable income in future years and expire if unused beginning in year 2007 and ending in year 2017.

As at January 31, 2007, the Company has net capital loss carryforwards of approximately $583,000 available to offset taxable capital gains in future years. These net capital loss carryforwards are available to carry forward indefinitely.

For financial statement purposes a valuation allowance has been established since it is more likely than not that the benefits of the loss carryforward will not be used prior to expiration.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

13.	INCOME TAXES (continued)

United States

	2007	2006
Non-capital loss carryforwards	$3,259,000	$3,522,000
Capital assets	8,000	8,000
Other temporary differences	13,000	13,000
Total gross deferred tax assets	3,280,000	3,543,000
Valuation allowance	(3,280,000)	(3,543,000)
Income tax benefit	$-	$-

As at January 31, 2007, the Company has U.S. net operating tax loss carryforwards which are available to offset taxable income and expire if unused beginning in year 2009 and ending in year 2027.

The use of the U.S. loss carryforwards may be limited in any given year as a result of previous changes in ownership.

For financial statement purposes a valuation allowance has been established since it is more likely than not that the benefits of the loss carryforward will not be used prior to expiration.

14.	CASH FLOW INFORMATION

(a) Supplemental Information

	2007	2006
Cash paid during the year for interest	$30,603	$33,422

During the year-ended January 31, 2007, the Company converted certain convertible debentures (see Note 9(b) which were treated as a conversion of debt and issuance of common shares in the amount of $1,406,529 and as such have not been included in the statement of cash flows. Interest of $76,805 for the Debenture conversion and interest of $28,895 for related party debt were exchanged for common shares totaling $105,700.

	January 31,	January 31,
	2007	2006
NON-CASH ACTIVITY
Common shares issued in connection with a consulting agreement	$150,000	-
Common shares issued for related party loan payable	$131,210	-
Debenture converted into common shares	$1,406,529	-
Common stock issued for satisfaction of debenture accrued interest	$80,414	-
Common stock issued for satisfaction of related party loan interest	$25,286	-
Fair value of derivative liabilities	$3,415,417	-
Common shares issued for stock compensation plan	$6,573	-

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

15.	INTEREST AND OTHER EXPENSES

	2007	2006
Amortization of debt financing costs (Note 9)	$0	$60,201

Interest on long-term debt (Note 8)	18,783	22,283
Interest on capital leases (Note 7)	2,480	3,347
Other interest, bank charges and late fees	100,204	67,330
	$121,467	$153,161

16.	RELATED PARTY TRANSACTIONS

On February 28, 2005, the Company entered into a joint venture agreement (“JV1”) with a member of the Company's Board of Directors. The purpose of this joint venture is to add five additional CarBiz Auto Credit centers in the state of Florida over five years. Under the agreement, the Company will contribute its intellectual property and permanent, non-exclusive license agreements in exchange for a 50% share of the joint venture. The partner contributed $500,000 for the remaining 50% share. In April 2005, the joint venture signed a five-year lease for the premises of the first center, at a price of $31,200 annually.

The Company accounts for the joint venture using FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. Because the joint venture is operated as a CAC location and is fully integrated under the daily control and management of the Company, the Company is, under this guidance, the “primary beneficiary”. Accordingly operational revenue and expenses, and all assets and liabilities are fully consolidated. The 50% share of the joint venture not owned by the Company is presented on the Minority Interest line on the Consolidated Balance Sheets.

A Summary of 100% of the joint venture revenues and expenses and assets are listed below:

	January 31, 2007	January 31, 2006

Sales	$296,302	$284,276	(1) Excluding
Cost of sales	242,082	198,709	depreciation and
Gross Profit	54,220	85,567	amortization.
Operating Expenses (1)	123,433	102,159
Operating Loss	$(69,213)	$(16,592)
Depreciation	(1,113)	(742)
Net Loss	$(70,326)	$(17,334)

Total Assets	$431,602	$502,693

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

16.	RELATED PARTY TRANSACTIONS (continued)

In July 2005, the Company entered into a $150,000 short-term loan agreement with a company owned by a significant stockholder. The loan proceeds were received in three $50,000 installments received in July, August, and September 2005. Interest on the loan is at a rate of 17.7% per annum. Repayment of the loan and interest commenced on October 1, 2005 and was suspended after the second payment, although interest continued to accrue. The balance outstanding at January 31, 2006 of $131,210 was included in current liabilities. On September 5, 2006, the $131,210 principal balance, plus $25,336 of accrued interest was converted into common shares as discussed in Note 10(a). During the fourth quarter of FYE 1/31/2007, the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by a significant stockholder. The balance at January 31, 2007 was $230,000 and is included in current liabilities. This advance is expected to be repaid during 2007 from the proceeds of subsequent financings.

17.	COMMITMENTS AND CONTINGENCIES

Future minimum annual payments under operating leases for equipment and premises (exclusive of realty taxes and other occupancy charges) are approximately as follows:

2008	$ 194,217
2009	197,031
2010	103,428
2011	11,173
2012	1,152
$ 507,001

18.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amount of financial instruments including cash and cash equivalents, capital leases, accounts receivable and accounts payable and accrued liabilities approximates fair value because of the limited term of these instruments. The carrying value of the long-term debt approximates fair value because the interest rate is tied to the daily U.S. prime rate. The carrying value of the convertible debenture approximates fair value because it was negotiated shortly before year-end.

The Company is exposed to the following risks related to its financial assets and liabilities:

Interest rate risk

The Company currently has notes payable that incur interest based on the U.S. prime lending rate. The Company is therefore exposed to interest rate risk through fluctuations in the U.S. prime-lending rate. The Company does not use derivative instruments to reduce its exposure to interest rate risk.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

18.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

Credit risk

Credit risk arises from the possibility that the Company’s customers may experience financial difficulty and be unable to fulfill their financial obligations. The risk is mitigated through proactive credit screening, a stringent collection policy, and the ability to restrict user access on certain products.

Foreign currency risk

The Company conducts most of its business in the United States of America. The Company’s exposure to foreign currency risk arises from purchases denominated in Canadian dollars. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. At the years ended January 31, 2007 and 2006, the Company had Canadian dollar assets of Cdn $29,364 in 2007 and Cdn $2,018 in 2006, and the Company had Canadian dollar liabilities of Cdn $5,022,577 in 2007 and Cdn $2,266,643 in 2006. During the years ended January 31, 2007 and 2006, the Company recorded foreign exchange losses of $73,834 in 2007 and $151,583 in 2006. See Note 2 – Foreign currency translation for the Company’s policy on foreign currency translation.

19.	SEGMENTED INFORMATION

The Company operates and manages its business in three segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), its used car sales and financing joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). Approximately 99% of the Company’s revenue is generated in the United States. In addition almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated Tax Max from the segment information. See Note 20.

CAC purchases automobiles through auctions and sells them to end users at two car lots located in the State of Florida. When required, the Company will also finance these sales with loans that are generally 80 weeks in length. CAC operates a third car lot located in the State of Florida under a joint venture, Carbiz Auto Credit JV1, LLC (Note 16).

Software and other products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

19.	SEGMENTED INFORMATION (continued)

	2007
			Software and
	Carbiz Auto	Joint	Other
	Credit	Venture	Products	Total
Sales	$533,452	$296,302	$2,380,077	$3,209,830
Cost of Sales	577,830	242,082	976,208	1,796,120
Gross Profit	(44,378)	54,220	1,403,868	1,413,710
Operating Expenses (1)	217,245	123,433	2,254,818	2,595,496
Income (Loss) From
Segments	$(261,623)	$(69,213)	$(850,950)	(1,181,787)
Depreciation &
Amortization				136,247
Total Operating Income
(Loss)				$(1,318,034)

Total Assets	$(531,150)	$431,602	$867,262	$767,714

	2006
			Software and
	Carbiz Auto	Joint	Other
	Credit	Venture	Products	Total
Sales	$1,212,570	$284,276	$2,421,501	$3,918,347
Cost of Sales	1,004,296	198,709	825,732	2,028,737
Gross Profit	208,274	85,567	1,595,769	1,889,610
Operating Expenses (1)	522,676	102,159	1,827,885	2,452,720
Income (Loss) From
Segments	$(314,402)	$(16,592)	$(232,116)	(563,110)
Depreciation &
Amortization				(122,192)
Total Operating Income
(Loss)				$(685,302)

Total Assets	$(237,038)	$502,693	$1,031,232	$1,296,888

(1) Excluding depreciation and amortization

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2007 and 2006
(expressed in U.S. dollars)

20.	DISCONTINUED OPERATIONS

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

The former segment had revenue of $498,852 and operating income of $171,487 for the year-ended January 31, 2006.

21.	SUBSEQUENT EVENTS

On February 28, 2007, the Company completed a financing arrangement with an unrelated third party. Such arrangement includes the sale of up to $2,500,000 Secured Convertible Debentures. Terms include interest from 8% to 12%, convertible to common shares at the Debenture holders option, additional warrants and a pledge of an additional 30,000,000 common shares of the Company as additional security. In accordance with the terms of the arrangement, on March 8, 2007, the Company repaid in full the amount due of $215,990 remaining on a long term debt (See Note 8) plus accrued interest.

On March 23, 2007, the Company completed a second financing arrangement with a second unrelated third party. Such arrangement include a Revolving Credit Facility of up to $10,000,000, available in two (2) $5,000,000 tranches. Advances under the credit facility will be based upon CarBiz eligible receivables from its auto credit business segment. Interest will be at 15% and fees payable on the first $5,000,000 tranche will be $350,000 and $325,000 on the second $5,000,000 tranche. On the date of closing, CarBiz had receivables eligible for a $210,000 advance under the terms of the credit facility.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Disclosure Controls

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosures.

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

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our directors, executive officers and key employees as of March 31, 2007 were as follows:

Name	Age	Position

Carl Ritter (1)	47	Chairman, Chief Executive Officer and a Director
Richard Lye	61	President and Corporate Secretary
Ross Quigley (1)	62	Director
Theodore Popel (1)	59	Director
Stanton Heintz	57	Chief Financial Officer and a Director
Christopher Bradbury	35	Director

(1)	Indicates member of our Audit Committee.

Biographical Information for Directors and Executive Officers:

     Carl Ritter - Chairman, Chief Executive Officer and a Director. Mr. Ritter has been the Chief Executive Officer and a director of Carbiz since March 1998. Prior to joining Carbiz, Mr. Ritter was the President of Data Gathering Service Inc. from August 1995 until March 1998, a private company engaged in software development for Automotive F&I Software. Prior to co-founding Data Gathering Service Inc. with Mr. Lye, Mr. Ritter held several senior management positions in the retail automotive industry in Canada, including operating several car dealerships as President and Dealer Principal of North Toronto Mazda and Durham Mazda.

     Richard Lye – President and Corporate Secretary. Mr. Lye has been with Carbiz since March 1998, and has been the President of Carbiz since April 2001 and Corporate Secretary. Prior to joining Carbiz, Mr. Lye was the Vice President of Data Gathering Service Inc. from August 1995 until March 1998. Prior to co-founding Data Gathering Service Inc. with Mr. Ritter, Mr. Lye held several senior management positions in the retail automotive industry in Canada, including serving as the General Manager for a major Canadian Chevrolet dealership located in Toronto. Mr. Lye holds a permanent teaching certificate from the Province of Ontario and also is a graduate of the NADA Dealer Academy. Mr. Lye was formerly a director of Carbiz from March 1998 to March 2007.

     Ross Quigley - Director. Mr. Quigley has been a director of Carbiz since March 1998. Since May 1988, Mr. Quigley has been the Chief Executive Officer of the Medipac International Group of Companies, a private corporate group that provides administration services and medical insurance coverage for traveling Canadians, and Reed Mather Insurance Group Inc., a private multi-line insurance brokerage. Mr. Quigley attended Dalhousie University, Halifax, Nova Scotia, Canada for four years in the engineering physics, mathematics and psychology disciplines. Mr. Quigley has completed several actuarial and insurance courses and holds several general and life insurance licenses in various provinces of Canada.

     Theodore Popel - Director. Mr. Popel has been a director of Carbiz since June 2004. Since January 1995, Mr. Popel has been the Vice President of Medipac Assistance International Inc., which is a company that provides emergency medical assistance and managed care for traveling Canadians.

      Stanton Heintz - Chief Financial Officer, Chief Operating Officer and a Director. Mr. Heintz has been the Chief Financial Officer of Carbiz since October 2006 and Chief Operating Officer of Carbiz since May 2002. Mr. Heintz joined Carbiz in May 2000 as a Vice President following the acquisition of TaxMax, Inc. by Carbiz, which was a company founded by Mr. Heintz. Prior to the acquisition of TaxMax, Inc. by Carbiz, Mr. Heintz had been the President of TaxMax, Inc. since September 1996. Mr. Heintz graduated from Bluffton College in Bluffton, Ohio with a Bachelor of Arts in Business Administration in 1971.

     Christopher Bradbury - Director. Mr. Bradbury has been a director of Carbiz since July 2006. Mr. Bradbury has been President of Medipac International Communications Inc. (“Medipac”) since June 2006. Prior thereto Mr. Bradbury was the Vice President of Medipac International Inc. from April 2002 to June 2006 and Vice President of Reed Mather Insurance Group Inc. from 1997 to April 2002.

     All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. None of the directors serve as directors of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act. We are not aware of any involvement in legal proceedings by any of the Company’s directors or executive officers that would be material to an evaluation of the ability or integrity of any director or executive officer.

Audit Committee and Audit Committee Financial Expert

     We have established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which was comprised of Carl Ritter, Ross Quigley and Theodore Popel as of January 31, 2007, none of whom is ‘independent’ for audit committee purposes according to the listing standards of the NASDAQ Stock Market and the regulations of the SEC. As at January 31, 2007, the Board has determined that Mr. Popel meets all of the criteria required of an audit committee financial expert. The Audit Committee recommends independent accountants to audit our financial statements, discusses the scope and results of the audit with the independent accountants, reviews our interim and year-end operating results with our executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers our audit procedures and reviews the non-audit services to be performed by the independent accountants.

Code of Ethics

     We have adopted a Code of Ethics that applies to all our directors, officers and employees. A copy of the Code of Ethics may be obtained upon request free of charge by writing to our Chief Executive Officer, c/o Carbiz Inc., 7405 North Tamiami Trail, Sarasota, Florida 34243.

Compliance with Section 16(a) of the Exchange Act

     We are a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Exchange Act and, therefore, our officers, directors and greater than 10% shareholders are not subject to Section 16 of the Exchange Act, pursuant to Rule 3a12-3(b) promulgated under such Act.

Item 10. Executive Compensation.
Director Compensation

     Our directors do not currently receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings. Directors are eligible for option and restricted stock grants under our stock option plan. See “Stock Option Plan” below. The following table sets forth information concerning the compensation of our directors for fiscal year-ended January 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ross Quigley	Nil	$739	$2,167	Nil	Nil	Nil	$2,906
Theodore Popel	Nil	$148	$144	Nil	Nil	Nil	$292
Christopher Bradbury	Nil	$74	$72	Nil	Nil	Nil	$146
Wallace Weylie	Nil	$74	$72	Nil	Nil	Nil	$146

Compensation of Named Executive Officers

     The following tables summarize all compensation for fiscal year 2007 received by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and President and Secretary. We refer to these individuals in this report as our “named executive officers.”

Summary Compensation for the Fiscal Year-Ended January 31, 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensa -tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
Carl Ritter, Chief Executive Officer	2007	$171,500	Nil	$443	$361	Nil	Nil	$8,575	$180,879

Stanton Heintz, Chief Financial Officer and Chief Operating Officer	2007	$128,400	$20,000	$369	$361	Nil	Nil	$7,420	$156,550

Richard Lye, President and Secretary	2007	$112,800	Nil	$369	$361	Nil	Nil	$5,640	$119,170

Notes:

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007, in accordance with FAS 123(R) of stock and option awards pursuant to the 2007 Incentive Stock Plan and thus may include amounts from awards granted in and prior to the 2006 fiscal year. Assumptions used in the calculation of these amounts are included in Notes 2 and 12 to our audited financial statements for the fiscal year ended January 31, 2007 included with this report.

(2)	The amounts in these columns represent contributions by Carbiz to defined contribution plans.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of January 31, 2007.

Outstanding Equity Awards at January 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carl Ritter, Chief Executive Officer	100,000 100,000 106,000 100,000		500,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	600,000 (2)	$114,000
Stanton Heintz Chief Financial Officer and Chief Operating Officer	100,000 100,000 106,062 104,050		500,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	500,000 (2)	$95,000
Richard Lye President and Secretary	100,000 100,000 106,950 104,050		500,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	500,000 (2)	$95,000

Notes:

(1)	These options become exercisable in five equal installments on the first, second, third, fourth and fifth anniversary of January 19, 2006.

(2)	These shares vest in five equal installments on the first, second, third, fourth and fifth anniversary of January 25, 2006.

Stock Option Plans

2007 Incentive Stock Plan

     On January 18, 2007, our board of directors adopted the 2007 Plan to provide incentive stock options, non-qualified stock options and restricted stock to employees, non-employee directors and consultants. We reserved a total of 15,000,000 common shares for issuance pursuant to awards or grants made under the 2007 Plan.

     The 2007 Plan became effective on January 19, 2007, subject to the approval by vote of our shareholders in accordance with applicable laws. Awards of incentive stock options, non-qualified stock options and restricted stock may be granted under the 2007 Plan on or after the effective date of the 2007 Plan and prior to the date of shareholder approval of the 2007 Plan, provided, however, that if granted prior to the date of shareholder approval of the 2007 Plan, each such award shall be expressly subject to the approval of the 2007 Plan by vote of our shareholders in accordance with applicable laws on or before January 19, 2008, and if such shareholder approval is not obtained, the Plan and all such awards previously granted under the Plan shall terminate and become null and void. We have not yet obtained shareholder approval of the 2007 Plan, but we anticipate obtaining such approval before January 19, 2008. If shareholder approval is obtained on or before January 19, 2008, the 2007 Plan shall remain in effect through January 18, 2017, subject to the right of our board of directors to terminate the 2007 Plan at any time as provided in the plan.

1998 Stock Option Plan

     On April 21, 1998 we established the 1998 Plan, which authorizes our board of directors to issue stock options to directors, officers, key employees and others who are in a position to contribute to the future success and growth of Carbiz. As of the date of this report, the 1998 Plan is still in effect.

     Under the 1998 Plan, the aggregate number of common shares issuable upon exercise of options granted may not exceed 10% of the total number of our outstanding common shares at the time the options are granted. Further, the aggregate number of common shares issuable upon the exercise of the options granted to any one individual may not exceed 5% of the total number of our outstanding common shares. Options issued pursuant to our stock option plan must have an exercise price not less than that permitted by the stock exchange on which our common shares are then listed or quoted. The period during which an option may be exercised shall be determined by our board of directors at the time the option is granted. No option may be exercisable for a period exceeding five years from the date the option is granted, unless specifically approved by our board of directors and which cannot exceed a maximum of 10 years from the date the option is granted.

     The options granted under the 1998 Plan expire on the earlier of the expiration date of the option or 30 days after the date a holder ceases to be employed or retained by us. In the event of the death or permanent disability of a holder, any option previously granted to the holder shall be exercisable until the earlier of the expiration date of the option or 12 months after the date of death or permanent disability of the holder.

     In the event of a sale of all or substantially all of our assets or in the event of a change in control of Carbiz, each holder shall be entitled to exercise, in whole or in part, the options granted to such holder under the 1998 Plan, either during the term of the option or within 90 days after the date of the sale or change of control, whichever first occurs.

Termination of Employment, Change in Responsibilities and Employment Contracts

     Except as disclosed in this report, we do not have any employment contracts with our executive officers. In addition, there are no compensatory plans or arrangements with any executive officer (including payments to be received from Carbiz or any subsidiary), which result or will result from the resignation, retirement or any other termination of employment of such executive officer or from a change of control of Carbiz or any subsidiary or any change in such executive officer’s responsibilities following a change in control.

Report on Repricing of Options/SARS

We did not reprice any options or SARs outstanding during the fiscal year-ended January 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 31, 2007 by: (i) each of our named executive officers; (ii) each of our directors; (iii) each person known to us to beneficially own more than five percent (5%) of our common shares based upon statements filed with the SEC pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Common Shares Beneficially Owned
Name and Address of
Beneficial Owner	Number	Percentage
Christopher Bradbury	341,917	*
John Gallucci	4,862,511 (1)	5.2%
Stanton Heintz	724,709 (2)	*
Jon Kochevar	8,259,248 (3)	8.4%
Richard Lye	1,163,200 (4)	1.2%
Medipac International, Inc.	15,460,637 (5)	15.1%
Theodore Popel	2,709,559 (6)	2.8%
Ross Quigley	28,785,918 (7)	26.9%
Carl Ritter	4,270,737 (8)	4.5%
Vicis Capital Master Fund	7,175,927 (9)	7.3%
All directors and executive	37,996,040 (10)	34.6%
officers as a group (6
persons)

_____________________
* Indicates less than one percent (1%).

(1) Includes 4,223,511 common shares held in the name of 1144822 Ontario Inc., a company of which Mr. Gallucci is the President and owner of one-third of the outstanding securities.
(2) Includes 410,112 common shares issuable upon exercise of options.
(3) Includes (i) 2,276,246 common shares underlying class A common share purchase warrants; (ii) 1,138,121 common shares underlying class B common share purchase warrants; and (iii) 1,250,000 common shares underlying other common share purchase warrants.
(4) Includes 411,000 common shares issuable upon exercise of options.
(5) Includes (i) 5,342,023 common shares underlying class A common share purchase warrants; and (ii) 2,671,011 common shares underlying class B common share purchase warrants.
(6) Includes (i) 198,000 common shares issuable upon exercise of options; (ii) 464,518 common shares underlying class A common share purchase warrants; (iii) 232,258 common shares underlying class B common share purchase warrants; and (iv) 375,582 common shares underlying other common share purchase warrants. Although Mr. Popel is an officer of Medipac International Inc., he disclaims beneficial ownership of the securities held by Medipac International Inc.
(7) Includes (i) 635,000 common shares issuable upon exercise of options, (ii) 7,447,603 common shares held in the name of Medipac International Inc., a company wholly-owned and controlled by Mr. Quigley, (iii) 1,189,000 common shares held in the name of Samuel A. Quigley, who is Mr. Quigley’s son; (iv) 1,934,225 common shares underlying class A common share purchase warrants; (v) 967,110 common shares underlying class B common share purchase warrants; (vi) 5,342,023 common shares underlying class A common share purchase warrants debenture held by Medipac International, Inc.; (vii) 2,671,011 common shares underlying class B common share purchase warrants debenture held by Medipac International, Inc.; and (viii) 1,189,992 common shares underlying other common share purchase warrants.

(8) Includes (i) 406,000 common shares issuable upon exercise of options; (ii) 106,755 common shares underlying class A common share purchase warrants; (iii) 53,377 common shares underlying class B common share purchase warrants; (iv) 455,443 common shares underlying class A common share purchase warrants held by Mr. Ritter’s wife; and (v) 227,721 common shares underlying class B common share purchase warrants held by Mr. Ritter’s wife.

(9) Includes (i) 2,920,671 common shares underlying class A common share purchase warrants; and (ii) 1,460,334 common shares underlying class B common share purchase warrants. The address for Vices Capital Master Fund is 126 East 56th Street, Tower 36, Suite 700, New York, New York 10022.

(10) Includes (i) 2,060,112 common shares issuable upon exercise of options; (ii) 8,302,964 common shares underlying class A common share purchase warrants; (iii) 4,151,477 common shares underlying class B common share purchase warrants; and (v) 1,565,574 common shares underlying other common share purchase warrants.

     We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plans as of January 31, 2007

     The following table gives information about common shares that may be issued upon the exercise of stock options outstanding as of January 31, 2007, under our current equity compensation plan and our old equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,838,041	$0.23	3,584,399
Equity compensation plans not approved by security holders	5,600,000	$0.13	9,400,000
Total	8,438,041	$0.16	12,984,399

2007 Incentive Stock Plan

     On January 18, 2007, our board of directors adopted the 2007 Plan to provide incentive stock options, non-qualified stock options and restricted stock to employees, non-employee directors and consultants. We reserved a total of 15,000,000 common shares for issuance pursuant to awards or grants made under the 2007 Plan.

     The 2007 Plan became effective on January 19, 2007, subject to the approval by vote of our shareholders in accordance with applicable laws. Awards of incentive stock options, non-qualified stock options and restricted stock may be granted under the 2007 Plan on or after the effective date of the 2007 Plan and prior to the date of shareholder approval of the 2007 Plan, provided, however, that if granted prior to the date of shareholder approval of the 2007 Plan, each such award shall be expressly subject to the approval of the 2007 Plan by vote of our shareholders in accordance with applicable laws on or before January 19, 2008, and if such shareholder approval is not obtained, the Plan and all such awards previously granted under the Plan shall terminate and become null and void. We have not yet obtained shareholder approval of the 2007 Plan, but we anticipate obtaining such approval before January 19, 2008. If shareholder approval is obtained on or before January 19, 2008, the 2007 Plan shall remain in effect through January 18, 2017, subject to the right of our board of directors to terminate the 2007 Plan at any time as provided in the plan.

1998 Stock Option Plan

     On April 21, 1998 we established the 1998 Plan, which authorizes our board of directors to issue stock options to directors, officers, key employees and others who are in a position to contribute to the future success and growth of Carbiz. As of the date of this report, the 1998 Plan is still in effect.

     Under the 1998 Plan, the aggregate number of common shares issuable upon exercise of options granted may not exceed 10% of the total number of our outstanding common shares at the time the options are granted. Further, the aggregate number of common shares issuable upon the exercise of the options granted to any one individual may not exceed 5% of the total number of our outstanding common shares. Options issued pursuant to our stock option plan must have an exercise price not less than that permitted by the stock exchange on which our common shares are then listed or quoted. The period during which an option may be exercised shall be determined by our board of directors at the time the option is granted. No option may be exercisable for a period exceeding five years from the date the option is granted, unless specifically approved by our board of directors and which cannot exceed a maximum of 10 years from the date the option is granted.

     The options granted under the 1998 Plan expire on the earlier of the expiration date of the option or 30 days after the date a holder ceases to be employed or retained by us. In the event of the death or permanent disability of a holder, any option previously granted to the holder shall be exercisable until the earlier of the expiration date of the option or 12 months after the date of death or permanent disability of the holder.

     In the event of a sale of all or substantially all of our assets or in the event of a change in control of Carbiz, each holder shall be entitled to exercise, in whole or in part, the options granted to such holder under the 1998 Plan, either during the term of the option or within 90 days after the date of the sale or change of control, whichever first occurs.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

     Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common shares, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under Item 10 of this report.

     On September 5, 2006, we completed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to the company of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this offering, related party debt in the amount of $156,546.44 held by two of our directors, Ross Quigley and Theodore Popel, was also converted into 1,565,464 units with the same terms as the units issued in the private placement.

     On March 23, 2007, Carbiz USA Inc., Carbiz Auto Credit, Inc. and Carbiz Auto Credit JV1, LLC, collectively and individually as borrowers, and Carbiz Inc., as guarantor, entered into a Loan and Security Agreement with Colossus Capital Fund, L.P., as initial lender, other lenders from time to time, and SWC Services LLC, as administrative agent. Carbiz Auto Credit JV1, LLC, a Florida limited liability company, is a Carbiz joint venture with Jonross, Inc., an entity controlled by Mr. Quigley, a director of Carbiz. The credit facility has a maximum commitment of $10 million, and expires on March 23, 2011. The initial amount of the credit facility is $5 million. The amount may be increased to $10 million at the option of the borrowers. The credit facility is secured by a first priority interest in all the existing and after acquired tangible and intangible assets of the guarantor and the borrowers. The credit facility may be used to finance our working capital needs.

     We believe that the foregoing transactions with our officers, directors and other related parties were on terms no less favorable than could have been obtained from independent third parties.

     We do not believe that any of our current directors are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Item 13. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit
Number	Description
3.1(1)	Articles of Incorporation dated March 31, 1998
3.2(1)	Articles of Amendment dated April 15, 1998
3.3(1)	Articles of Amendment dated April 22, 1998
3.4(1)	Articles of Amendment dated September 1, 1999
3.5(1)	Articles of Amendment dated October 30, 2002
3.6(1)	Articles of Amendment dated July 15, 2003
3.7(1)	Bylaw No. 1
3.8(1)	Bylaw No. 2
4.1(1)	Specimen of Common Share Certificate
4.2(1)	Specimen of Preferred Share Certificate
4.3(1)	Form of 5% Convertible Debenture (October 2004)
4.4(1)	Form of Amendment of Debenture Agreement
4.5(1)	Form of 5% Convertible Debenture (October 2005)
4.6(3)	Form of Class A Common Share Purchase Warrant
4.7(3)	Form of Class B Common Share Purchase Warrant
4.8(1)	Form of Agent’s First Common Share Purchase Warrant
4.9(1)	Form of Agent’s Second Common Share Purchase Warrant
4.10(1)	Investors’ Rights Agreement dated October 6, 2004 among Carbiz and certain investors
4.11(1)	Investors’ Rights Agreement dated October 6, 2005 among Carbiz and certain investors
4.12(3)	Form of 5% Convertible Debenture (April 2006)
10.1(1)	Management Agreement dated October 12, 1999 between Carbiz and 1043917 Ontario Inc.
10.2(1)	Lease Agreement dated April 1, 2004 between Carbiz and Tony and Julie Katsamakis with respect to premises located in Palmetto, Florida
10.3(1)	Lease Agreement dated October 4, 2003 between Carbiz and Herrig Enterprises L.L.C. with respect to premises located in Sarasota, Florida
10.4(1)	Lease Agreement dated September 22, 2004 between Carbiz Auto Credit Inc. and D.O. & M.G. Investment, Inc. with respect to the premises located in St. Petersburg, Florida
10.5(1)	Lease Agreement dated April 1, 2005 between Carbiz Auto Credit Inc. and Wilfredo and Violeta Quintero with respect to the premises located in Tampa, Florida
10.6(1)	Stock Option Plan
10.7(1)	Form of 5% Convertible Debenture Subscription Agreement (October 2004)
10.8(1)	Placement Agent Agreement dated September 29, 2004 between Carbiz and Innovation Capital, LLC
10.9(1)	First Amendment dated October 12, 2004 to Placement Agent Agreement between Carbiz and Innovation Capital, LLC
10.10(1)	Operating Agreement dated March 16, 2005 of Carbiz Auto Credit JV1, LLC
10.11(1)	Software License Agreement dated March 4, 2005 between Carbiz and Carbiz Auto Credit JV1, LLC
10.12(1)	Promissory Note dated July 29, 2005 issued to Medipac International
10.13(1)	Debenture Instructions
10.14(3)	Debenture Extension

10.15(3)	Asset Sale Agreement dated May 16, 2006 between Carbiz USA, Inc. and Tax Refund Services Inc.
10.16(4)*	2007 Stock Incentive Plan
10.17(4)*	Form of Incentive Stock Option Agreement for Employees
10.18(4)*	Form of Non-Qualified Stock Option Agreement for Employees
10.19(4)*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
10.20(4)	Form of Non-Qualified Stock Option Agreement for Consultants
10.21(4)*	Form of Restricted Stock Agreement for Employees
10.22(4)*	Form of Restricted Stock Agreement for Non-Employee Directors
10.23(4)	Form of Restricted Stock Agreement for Consultants
10.24(5)	Securities Purchase Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg
10.25(5)	Secured Convertible Debenture, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg
10.26(5)	Pledge and Escrow Agreement, dated February 28, 2007, by and between Carbiz Inc., Trafalgar Capital Specialized Investment Fund, Luxembourg and James G. Dodrill, II, P.A., as escrow agent
10.27(5)	Security Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg
10.28(5)	Registration Rights Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg
10.29(6)

Loan and Security Agreement, dated March 23, 2007, between Carbiz USA Inc., Carbiz Auto Credit, Inc. and Carbiz Auto Credit JV1, LLC, as Borrowers, Carbiz Inc., as Guarantor, Colossus Capital Fund, L.P., as Initial Lender, the Other Lenders from Time to Time Party Thereto and SWC Services LLC, as Administrative Agent

10.31(6)	Guaranty and Security Agreement, dated March 23, 2007, between Carbiz Inc. and SWC Services LLC
10.32(6)	Pledge Agreement, dated March 23, 2007, between Carbiz Inc. and SWC Services LLC
21.1(1)	List of Subsidiaries
24.1	Power of Attorney (Included on the signature pages to the report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan or arrangement.

(1) Previously filed with Form SB-2 on November 2, 2005.
(2) Previously filed with Form SB-2/A on March 8, 2006.
(3) Previously filed with Form SB-2/A on June 30, 2006.
(4) Previously filed with Form 8-K on January 25, 2007.
(5) Previously filed with Form 8-K on March 12, 2007.
(6) Previously filed with Form 8-K on March 29, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Fees billed by Christopher, Smith, Leonard, Bristow & Stanell, P.A. (“Christopher, Smith”), for Professional Services totaled $160,436 for the year ended January 31, 2007 and $69,566 for the year ended January 31, 2006.

Audit-Related Fees

Fees for audit-related services totaled $38,205 for the year ended January 31, 2007. Audit-related fees incurred for the year ended January 31, 2006 were $7,260. Services provided were related to the review of original SB-2 and amendments for consent and coordination with Canadian audit firm for filing under TSX requirements.

Tax Fees

Fees for tax services, including fees for review of our consolidated federal income tax return, billed by Christopher, Smith totaled $14,400 for the year ended January 31, 2007 and $0 for the year ended January 31, 2006. Services were related to the extension and filing for 2005 Canadian corporate return, and 2005 and 2006 US corporate return filing.

All other Fees

Fees billed by Christopher, Smith, for Professional Services rendered during the fiscal years ended January 31, 2007 totaled $0 and $0 for January 31, 2006 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. The independent auditors annually submit a written proposal that details all audit and audit related services. Audit fees are fixed and contained in the proposal, and the Audit Committee reviews the nature and dollar value of services provided under such proposal. Any revisions to such proposal after the engagement has begun are reviewed and pre-approved by the Audit Committee.

There were no fees in 2006 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sarasota, State of Florida on April 20, 2007.

CARBIZ INC.

/s/ Carl Ritter
Carl Ritter
Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Ritter and Stanton Heintz, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Ritter		April 20, 2007
Carl Ritter	Chief Executive Officer, Chairman and
a Director (Principal Executive Officer)

/s/ Stanton Heintz		April 20, 2007
Stanton Heintz	Chief Financial Officer and Director
(Principal Financial
and Accounting Officer)

/s/ Ross Quigley		April 20, 2007
Ross Quigley	Director

/s/ Theodore Popel		April 20, 2007
Theodore Popel	Director

/s/ Christopher Bradbury		April 20, 2007
Christopher Bradbury	Director