Form 10QSB
period 2007-04-30
CARBIZ INC
filed 2007-06-14
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
Yes [   ] No [X]

As of June 11, 2007, 64,224,404 common shares of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

CARBIZ INC.

FORM 10-QSB

For the Quarterly Period Ended April 30, 2007

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

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all losses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	our joint venture arrangements;

(xv)	potential infringement by us of third parties’ proprietary rights;

(xvi)	defects in our products;

(xvii)	litigation exposure related to refund anticipation loans;

(xviii)	our compliance with privacy laws;

(xix)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated; and

(xx)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets
(expressed in U.S. dollars)
	As at	As at
	April 30, 2007	January 31, 2007
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$343,509	$67,990
Accounts receivable	51,519	48,482
Current portion of notes receivable	335,578	274,151
Inventory	128,206	67,785
Prepaids and other assets	127,482	171,350
Deferred costs	10,809	13,309
	997,103	643,067
NOTES RECEIVABLE	87,202	44,887
DEFERRED FINANCING COSTS	774,999	-
DEFERRED COSTS	2,036	3,706
PROPERTY AND EQUIPMENT	60,976	76,054
	$1,922,316	$767,714

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$548,793	$1,232,610
Loan payable
Related party	230,000	230,000
Other	249,000	-
Current portion of capital leases	7,841	7,662
Current portion of long-term debt	-	180,139
Convertible debenture	71,077	-
Derivative liability	4,348,791	3,415,679
Deferred revenue	133,973	121,239
	5,589,475	5,187,329
DEFERRED REVENUE	13,575	49,805
CAPITAL LEASES	8,695	10,724
LONG-TERM DEBT	-	35,851
	5,611,745	5,283,709
MINORITY INTEREST	212,264	206,170
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	16,274,119
Unlimited shares authorized, 64,224,404 and 64,224,404 common shares issued and outstanding as at April 30 and January 31, 2007, respectively
ADDITIONAL PAID-IN CAPITAL	6,282,697	6,222,397
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(26,073,312)	(26,833,484)
	(3,901,693)	(4,722,165)
	$1,922,316	$767,714

The accompanying notes are an integral part of these condensed financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(expressed in U.S. dollars)
	For the three months ended
	April 30
	2007	2006
SALES
Software and Consulting Services	$609,980	$557,592
Used Car Sales and Financing	270,606	200,166
	880,586	757,758
COST OF SALES
Software and Consulting Services	218,151	225,208
Used Car Sales and Financing	197,802	212,017
	415,954	437,225
GROSS PROFIT	464,632	320,533
GAIN ON DEBT FORGIVENESS	391,337	-
OPERATING EXPENSES
Personnel Expenses	241,918	248,069
Selling Expenses	72,360	93,973
Other Operating Expenses	364,537	333,271
	678,815	675,313
OPERATING INCOME (LOSS)	177,154	(354,780)

INTEREST AND OTHER EXPENSES	(89,508)	(35,438)
GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	678,621	-
MINORITY INTEREST	(6,094)	10,197

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	760,173	(380,021)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS		145,192

NET INCOME (LOSS)	$760,173	$(234,829)
NET INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS (basic and diluted)	$0.01	$(0.01)
NET INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS	$-	$0.00

NET INCOME (LOSS) PER SHARE (basic and diluted)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	60,824,404	41,092,048

The accompanying notes are an integral part of these condensed financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(expressed in U.S. dollars)
	For the Three Months Ended
	April 30, 2007	April 30, 2006
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES
OPERATING
Net income (loss)	$760,173	$(234,829)
Items not affecting cash
Depreciation of property and equipment	26,550	23,670
Minority interest	6,094	10,197
Loss on disposal of assets	-	5,560
Gain on derivative financial instruments	(678,621)	-
Gain on debt forgiveness	(391,337)	-
Amortization of deferred finaning costs	35,368	-
Amortization of debt discount	41,748	-
Stock compensation	60,300	-
Provision for bad debts	(24,352)	-
	(164,077)	(195,402)
Net changes in non-cash operating assets and liabilities
Accounts receivable	(3,066)	5,156
Notes Receivable	(79,359)	124,692
Prepaids and other assets	22,398	(13,603)
Inventory	(60,421)	9,717
Deferred costs	4,170	20,332
Accounts payable and accrued liabilities	(396,013)	106,505
Deferred revenue	(23,497)	(83,817)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(699,865)	(26,420)
INVESTING
Acquisition of property and equipment	(11,472)	(7,524)
NET CASH FLOW FROM INVESTING ACTIVITIES	(11,472)	(7,524)
FINANCING
Repayment of capital leases	(1,849)	(2,036)
Proceeds from line of credit	249,000	-
Repayment long-term debt	(215,990)	(31,847)
Proceeds from Trafalgar debenture, including derivative components	1,480,719	-
Payment of deferred financing costs	(416,087)	-
Issuance of convertible debenture	-	(20,000)
Issuance of share capital	-	20,000
Issuance of new warrant liability	-	155
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,095,793	(33,728)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(108,937)	21,827
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	275,519	(45,845)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	67,990	119,735
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$343,509	$73,890

The accompanying notes are an integral part of these condensed financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

1.	ORGANIZATION AND BUSINESS

Carbiz Inc. (the “Company”) was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares are quoted on the United States Over the Counter Bulletin Board. Prior to such date, the Company’s common shares were traded on the TSX Venture Exchange (“TXSV”), formerly the Canadian Venture Exchange (“CDNX”).

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the April 30, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended April 30, 2007 and 2006 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2007 which are included in the Company’s Form 10KSB filed with the U.S. Securities and Exchange Commission (the “SEC) on April 20, 2007 (“January 31, 2007 Form 10KSB”).

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

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also previously supplied a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. The assets associated with this business segment, however, were sold on May 16, 2006. During the three months ended April 30, 2007, the Company operated two CAC dealerships and a third location under its JV1 joint venture, all of which sell and finance used automobiles.

Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses in the current year (exclusive of gains on derivative instruments and debt forgiveness) and in each of the past several years. In addition, the Company has a working capital deficiency (excluding derivative liability) of $(243,581) as at April 30, 2007. This deficiency grows to $(4,592,372) when you include the derivative liability of $4,438,791. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company expects to expand operations in its existing CAC dealerships and open new dealerships with the proceeds which are available under its new line of credit (see Note 5). The Company believes that the new CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

2.	SUMMARY OF ACCOUNTING POLICIES

Inventory

Inventory consists of used vehicles and is related to the CAC operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred financing costs related to the convertible debentures and line of credit discussed in Notes 4 and 5 are amortized over the respective terms of the debt to which the costs related. Future amortization of these costs is expected to be as follows:

Years ending April 30
2008	$350,191
2009	302,464
2010	63,828
2011	58,516
2012	-
$774,999

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

The weighted average number of common shares outstanding (basic) for the three months ended April 30, 2007 does not include 3,400,000 non-vested restricted shares issued for the 2007 Incentive Stock Plan, 30,000,000 shares pledged in support of the Trafalgar Debentures (as defined in Note 4 herein), 8,438,041 common share options outstanding, or the warrants outstanding which are summarized in Note 6 herein. Diluted net income per share for the period, including these securities, was no different than the basic net income per share.

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

No stock options were granted during the three months ended April 30, 2007.

During the three months ended April 30, 2007, the Company recognized stock-based compensation expense of $28,000 as a result of new options issued on January 19, 2007. See Note 12(e) to the January 31, 2007 Form 10-KSB.

In addition, on January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company. During the three months ended April 30, 2007 the Company recognized stock-based compensation expense of $32,300 as a result of this restricted stock transaction. See Note 11 to the January 31, 2007 Form 10KSB.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Total options outstanding and vested at April 30, 2007 were 2,838,041 with a weighted average exercise price of $0.23 per share and a weighted average life of 2 years. In addition, non-vested options of 5,600,000 were outstanding at April 30, 2007 with an exercise price of $0.13 per share and life of 4.7 years. The Company expects to record a total of $436,800 of compensation expense during periods subsequent to April 30, 2007 for non-vested options as of that date.

Derivative Instruments

We review the terms of our convertible debt and equity instruments to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement.

For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes- Merton option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income reflects the volatility in these estimate and assumption changes.

3.	CONVERTIBLE DEBENTURES – 2004

On September 1, 2006 the Company’s SB-2 registration statement was declared effective by the U.S. Securities and Exchange Commission (SEC). Effective October 3, 2006, the approximately US$1,406,529 of debenture financing which closed on April 6, 2006 (described in Note 9(a) of the January 31, 2007 Form 10KSB) and accumulated interest of $76,805 were converted into 13,842,027 common shares, 14,472,753 Class A Common Share Purchase Warrants and 7,236,355 Class B Common Share Purchase Warrants (the “Conversion”).

The 14,472,753 Class A Common Share Purchase Warrants related to 13,124,494 debenture principal, 717,533 debenture interest, and 630,723 penalty interest warrants. The 7,236,372 Class B Common Share Purchase Warrants related to 6,562,247 debenture principal, 358,766 debenture interest, and 315,342 penalty interest warrants. Each class A common share purchase warrant and each class B common share purchase warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011, quantities summarized in Note 6(e) herein, and an exercise price of CDN$0.12.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

4.	CONVERTIBLE DEBENTURES - TRAFALGAR

On February 28, 2007 the Company sold $2,500,000 Secured Convertible Debentures to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) and (“Trafalgar Debentures”). Of this amount, $1,000,000 was released upon execution (March 2, 2007), $750,000 was released after the Company filed a Registration Statement on Form SB-2 (April 17, 2007) and the $750,000 balance will be released no later than June 30, 2007. The Trafalgar Debentures bear an interest rate of 12% compounded monthly from the date of issuance until the Company filed the Registration Statement (April 17, 2007), 10% compounded monthly from the date the registration was filed until it becomes effective, and 8% per annum thereafter until the Trafalgar Debentures are paid in full.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. The Trafalgar Debentures are secured by a pledge of 30,000,000 common shares of the Company. These shares are held in escrow, not considered issued and outstanding and, therefore, they are not considered in earnings per share calculation. See Note 2 herein.

As mentioned above, the filing of the Company’s Registration Statement resulted in the release of the second tranche of funding ($750,000 on April 17, 2007), provided, further, that failure by the Company to have it declared effective could result in the Company having to pay liquidated damages to Trafalgar.

In addition, the Company issued to Trafalgar warrants to purchase up to an aggregate of 2,500,000 common shares of the Company at a strike price of US$0.15 per share, exercisable over the next 5 years.

When we evaluated the Trafalgar Debentures and warrants, we concluded that equity classification was not appropriate under EITF 00-19. Accordingly we allocated proceeds from the debentures to the detachable warrants, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $562,500, $1,259,228, and $29,329 respectively, based upon the fair values of these financial instruments. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $101,058. At April 30, 2007 the Company had incurred: (a) $290,114 of deferred financing costs and amortized $13,187 to interest expense on a straight line basis; (b) $49,166 of prepaid interest was deducted by Trafalgar and $22,181 amortized to interest expense; (c) $41,639 of debt discount was amortized to interest expense leaving a debenture balance of $71,077; (d) the warrants were revalued at fair value of $264,750 (see Note 6 herein) with a resulting gain on derivative instrument of $297,750; and (e) the compound derivative revalued at fair value of $1,440,638 (see Note 6 herein) with a resulting loss on derivative instrument of $181,410.

The convertible debentures are payable interest only through January 2008 and thereafter in monthly installments through February 2009, at which time the then remaining $700,000 balance is due. Annual principal maturities are as follows:

Year ending April 30
2008	$212,650
2009	1,537,350
1,750,000
Less unamortized discount	(1,678,923)
$71,077

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

5.	LINE OF CREDIT FINANCING

On March 23, 2007, Carbiz USA, Inc., Carbiz Auto Credit, Inc. and Carbiz Auto Credit JV1, LLC, as borrowers and Carbiz, Inc., as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Colossus Capital Fund, L.P (the “Credit Facility”). The Credit Facility has a maximum commitment of $10 million, and expires on March 23, 2011. The initial amount of the Credit Facility is $5 million. The amount may be increased to $10 million at the option of the Company. The Credit Facility is secured by a first priority interest in all the existing and after acquired tangible and intangible assets of the Company. The Credit Facility may be used to finance the Company’s working capital needs.

Advances under the Credit Facility are limited to the lesser of (A) the total amount of the Credit Facility or (B) the lesser of (i) 58% of the outstanding balance of all Eligible Receivables (as defined in the Loan Agreement), or (ii) 100% of the Company’s cost basis in the Eligible Receivables. All borrowings accrue interest at 15% per annum and upon the occurrence and during the continuance of an event of default, the interest rate will be increased by 6% per annum.

Under the Loan Agreement, the Company was required:

(i)	to pay a facility commitment fee of $75,000;

(ii)	to pay a second facility commitment fee of $75,000 if the Company elects to increase the amount of the credit facility to $10,000,000;

(iii)	to pay an asset management fee of $5,000 per quarter, which will increase to $10,000 per quarter upon increase of the amount of the Credit Facility to $10 million;

(iv)

to pay an unused facility fee of 0.50%, payable month in arrears, on the difference between (A) the total amount of the Credit Facility and (B) the actual average daily amount outstanding for the month; and

(v)	to pay a termination fee if the Credit Facility is fully repaid and terminated prior to the maturity date. Such termination fee may range from 4.0% to 1.0% of the total amount of the Credit Facility.

In addition, the Credit Facility contains customary financial covenants and provides for customary events of default. At April 30, 2007 the Company had total outstanding borrowings under the Credit Facility of $249,000.

At April 30, 2007 interest expense was $3,538 and the Company had incurred approximately $380,000 of deferred financing costs which will be amortized on a straight line basis over the sixty month life of the line of credit.

6.	DERIVATIVE LIABILITIES

	(a)	2004 Debenture Conversion Warrants

Evaluation of criteria under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, resulted in the determination that the Company’s outstanding warrants issued upon conversion of the 2004 Debentures (See Note 3 herein) should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.

	(b)	Agent Warrants

As described in Note 9(a) and (e) of the January 31, 2007 Form 10KSB, the Company had engaged an agent for the 2004 Convertible Debenture financing. Accordingly, the Company also issued as of October 3, 2006 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.23, and 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.22. These 438,100 warrants were determined to be derivative liabilities.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

6.	DERIVATIVE LIABILITIES (continued)

(c) Private Placement Warrants - 2006

As a result of an unregisted sale of equity securities in September, 2006 the Company issued 2,400,000 of share purchase warrants for two years at an exercise price of $0.15. Concurrently, related party debt held by two directors of the Company was converted to common shares and the Company issued 1,565,464 share purchase warrants under the same terms. These 3,965,464 warrants were determined to be derivative liabilities.

(d) Trafalgar Debenture Warrants and Embedded Compound Derivative – 2007

As described in Note 4 herein, the Company issued 2,500,000 share purchase warrants for five years and an embedded compound derivative in conjunction with the Trafalgar Debenture financing and these instruments were determined to be derivative liabilities.

(e) Total Warrants

As of April 30, 2007 the Company had derivative liability as follows:

	Warrants	Amount
2004 Conversion Warrants expiring October 6, 2009	10,339,567	$1,018,317
2004 Conversion Warrants expiring October 10, 2010	11,055,264	1,187,786
2004 Conversion Warrants expiring April 6, 2011	314,276	33,768
2006 Private Placement Warrants expiring September 5, 2008	3,965,464	317,237
2004 Agent Warrants expiring October 6, 2011	876,200	86,295
2007 Trafalgar Warrants expiring February 28, 2012	2,500,000	264,750
2007 Trafalgar Embedded Derivative	-	1,440,638

	29,050,771	$4,348,791

This derivative liability is adjusted quarterly based on a value model discussed in Note 2 herein and any changes in fair value are recorded as gain or loss on derivative financial instruments in the consolidated statements of operations.

7.	CASH FLOW INFORMATION

(a) Supplemental Information

	Three months ended
	April 30, 2007	April 30, 2006
Cash paid during the period for Interest	$30,687	$31,350

(b)        Supplemental non-cash information

During the three months ended April 30, 2006, the Company extended certain convertible debentures which were treated as an extinguishment and re-issuance of debt in the amount of $1,396,305 and as such have not been included in the statements of cash flows. See Note 9(a) to the January 31, 2007 Form 10KSB. During the three months ended April 30, 2007, the Company issued $1,750,000 of Convertible Debentures in which $269,281 of proceeds were allocated to and capitalized as deferred financing costs.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

8.	RELATED PARTY TRANSACTIONS

On February 28, 2005, the Company entered into a joint venture agreement (JV1) with a member of the Company's Board of Directors (the “JV1 Agreement”). The purpose of this joint venture is to add five additional CAC centers in the state of Florida over five years. Under the JV1 Agreement, the Company will contribute its intellectual property and permanent, non-exclusive license agreements in exchange for a 50% share of the joint venture. The director/joint venture partner contributed $500,000 for the remaining 50% share. In April 2005, JV1 signed a five-year lease for the premises of the first center, at a price of $31,200 annually.

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

	April 30, 2007	April 30, 2006
Sales	$134,507	$62,947
Cost of sales	95,468	48,465
Gross Profit	39,039	14,482
Operating Expenses (1)	26,572	34,598
Operating Income (Loss)	$12,467	$(20,116)
Depreciation	(278)	(278)
Net Income (Loss)	$12,189	$(20,394)

Total Assets	$443,934	$481,234

(1) Excluding depreciation and amortization.

During the fourth quarter of the fiscal year ended January 31, 2007 the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by a significant stockholder. The balance at April 30, 2007 was $230,000 and is included in current liabilities. This advance is expected to be repaid during 2007 from the proceeds of subsequent financings.

9.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS

The Company operates and manages its business in three segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), its used car sales and financing joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). Approximately 99% of the Company’s revenue is generated in the United States. In addition almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated TaxMax from the segment information. See Note 10 herein.

CAC purchases automobiles through auctions and sells them to end users at two car lots located in the State of Florida. When required, the Company will also finance these sales with loans that are generally 80 weeks in length. CAC operates a third car lot located in the State of Florida under a joint venture, Carbiz Auto Credit JV1, LLC.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2007 and 2006
(unaudited)

9.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS (continued)

Software and Other Products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

Three months ended April 30	2007
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$136,099	$134,507	$609,980	$880,586
Cost of Sales	102,334	95,468	218,152	415,954
Gross Profit	33,765	39,039	391,828	464,632
Operating Expenses (1)	41,878	26,294	584,093	652,265
Income (Loss) From Segments	$(8,113)	$12,745	$(192,265)	(187,633)
Depreciation & Amortization				(26,550)
Gain on Debt Forgiveness				391,337
Total Operating Income (Loss)				$177,154
Total Assets	$(546,686)	$443,934	$2,025,068	$1,922,316

Three months ended April 30	2006
	Carbiz Auto		Software and
	Credit	JV1	Other	Total
Sales	$137,219	$62,947	$557,592	$757,758
Cost of Sales	163,552	48,465	225,208	437,225
Gross Profit	(26,333)	14,482	332,384	320,533
Operating Expenses (1)	32,738	34,598	584,307	651,643
Income (Loss) From Segments	$(59,071)	$(20,116)	$(251,923)	(331,110)
Depreciation & Amortization				(23,670)
Total Operating Income (Loss)				$(354,780)
Total Assets	$(309,751)	$481,234	$934,108	$1,105,591

(1) Excluding depreciation and amortization

10.	DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the TaxMax business have been presented as discontinued operations on the financial statements for all periods presented. The former segment had revenue of $248,082 and operating income of $145,192 for the three months ended April 30, 2006.

11.	GAIN ON DEBT FORGIVENESS

During the three months ending April 30, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Company’s interim condensed consolidated financial statements as of April 30, 2007 and the audited consolidated January 31, 2007 statements and notes reported in US dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

Our revenue has been derived from two sources, which include:

  Software product and support sales and business model consulting services – through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services.

  Direct auto sales and related financing (Carbiz Auto Credit centers) – through our self provided on-site specialty finance business, which includes company owned locations as well as locations owned by our joint venture.

          Historically, we have been a software company that has also offered tax return processing services for, and business model consulting services to, the North American automobile industry. In May 2004, we decided to enter the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location, in Tampa, Florida in May 2006. Further, on May 16, 2006, we sold our TaxMax business to Tax Refund Services Inc. of Tampa, Florida. As a part of such asset sale, we agreed to enter into a non-competition agreement and, therefore, we do not intend to provide tax return processing services in the future.

          Rather than continuing to focus our resources only on our software and consulting businesses, it is our intent to expand and further diversify our business operations by opening additional credit centers in the future. Some of these credit centers will be wholly-owned by us and others will be joint venture arrangements, such as with Carbiz Auto Credit JV1, LLC.

          In terms of our existing software and consulting businesses, we believe that our Independent Dealer Accounting (IDA) software and the related consulting will drive our software revenue and consulting services growth in the near term. To date, it has been installed in over 30 dealerships, with continuing interest on the part of independent dealers. We believe that there is an industry-wide movement towards the adoption of standardized accounting procedures and financial reporting within the independent dealer population, which consists of non-franchise automotive dealers, as a result of efforts by NIADA (National Independent Automobile Dealer Association) and NABD (National Alliance of Buy Here-Pay Here Dealers). We have worked closely with both of these associations during the development of our IDA software, and have received the “Approved Vendor for Standardized Accounting” designation from NIADA, a designation that indicates to the dealer community that IDA operates properly in producing appropriate audit trails, transaction processing, and financial reporting as defined by NIADA. Although NIADA approval is not required for a company to market its products to independent automobile dealers, we believe that the NIADA “Approved Vendor” designation will provide additional market acceptance of IDA as a specific accounting solution for independent dealers throughout North America.

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

          We derive our revenue through the licensing of software products and providing related services, including installation, training and support and our Carbiz Auto Credit Buy Here-Pay Here business. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. We also sell and finance used automobiles. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which is generally 80 weeks, based on the principal outstanding at the time.

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

Derivative Liability

          We account for warrants and other embedded features issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of such instruments classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Three Month Financial Information

          The following summary of selected financial information for the three months ended April 30, 2007 and 2006 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended April 30, 2007 and 2006.

Three months ended April 30, 2007 compared to the three months ended April 30, 2006

			% of		% of
		April 2007	Revenue	April 2006	Revenue
Revenue		$880,586	100.0	$757,758	100.0
Cost of sales		$415,954	47.2	$437,225	57.7
Gross profit		$464,632	52.8	$320,533	42.3
Gain on debt forgiveness		$391,337	44.4	$-
Operating expenses		$678,815	77.1	$675,313	89.1
Operating income (loss)		$177,154	20.1	$(354,780)	(46.8)
Interest expense		$(89,508)	10.2	$(35,438)	(4.7)
Gain (loss) on derivative instruments		$678,621	77.1	$-
Minority interest income (loss)		$(6,094)	(0.7)	$10,197	1.3
Net income (loss) from continuing operations		$760,173	86.3	$(380,021)	(50.2)
Net income (loss) from discontinued operations	$		0.0	$145,192	19.2
NET INCOME (LOSS)		$760,173	86.3	$(234,829)	(31.0)
Income (loss) per common share (1)		$0.01		$(0.01)
Total assets		$1,922,316		$1,127,676
Long-term liabilities		$22,270		$250,994

(1) Fully diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

          In the three months ended April 30, 2007, our revenues from continuing operations increased by $122,828 compared to our three-month revenue during the previous period ended April 30, 2006. This increase was due to an increase of $70,440 in sales by our Carbiz Auto Credit operating unit and an increase of $52,388 in sales by our software and consulting division during the three months ended April 30, 2007 when compared to the same period ended April 30, 2006. Carbiz Auto Credit generated sales of $270,606, including $136,099 from our Company-owned locations and $134,507 from our joint venture location during the three months ended April 30, 2007.

          We continued throughout the period to eliminate non-performing products, such as several older pre-Windows software products including our GoldKey Buy Here-Pay Here program and our TurboCAT F&I program. As of January 31, 2007, a majority of users of those products have replaced the discontinued product with our higher priced, higher margin products, which will result in a positive impact on future revenues. The decision to stop support for a specific product is made on the basis of the size of the remaining user population, the recurring revenue generated by that product, and the cost and difficulty of maintaining a technical support staff for the product.

Cost of Sales

          Our cost of sales expense decreased by $21,271 for the three months ended April 30, 2007, compared to the same period ended April 30, 2006. Carbiz Auto Credit operations cost of sales decreased by $14,215, including a decrease in costs of $61,218 from our Company-owned locations and an increase of $46,994 from our joint venture location during the three months ended April 30, 2007, and all other parts of the operation decreased cost of sales by $7,056 during the three months ended April 30, 2007. The decrease in cost of sales in our Company-owned locations even though sales increased was the result of a decrease in bad debt expense compared to the same period ended April 30, 2006, while the increase in cost of sales in our joint venture location was the direct result of additional sales compared to the same period ended April 30, 2006. We anticipate that our cost of sales expense will increase in direct proportion to increased auto sales as we open additional Carbiz Auto Credit centers in the future.

Gain on debt forgiveness

          During the three months ending April 30, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

Expenses

          For the three months ended April 30, 2007, our operating expenses increased by $622 compared to the same period ended April 30, 2006. The Carbiz Auto Credit operating expenses increased by $836, including an increase of $9,140 from our Company-owned locations and a decrease of $8,304 from our joint venture location during the three months ended April 30, 2007, while operating expenses for other segments decreased by $214 during the three months ended April 30, 2007. While overall operating expenses increased due to SB-2 expense, personnel expense and selling expense decreased by a total of $27,764 as a result of lower advertising and sales commissions expense.

          We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the increase in depreciation and amortization expenses by only $2,880 for the three months ended April 30, 2007 as compared to the same period ended April 30, 2006.

Interest Expense

          Our interest expense increased by $54,071 for the three months ended April 30, 2007, compared to the same period ended April 30, 2006, as a result of the closing of the convertible debenture and the line of credit. We anticipate our interest expense will increase over this and subsequent years related to the Trafalgar Debentures and as we draw down on our credit facility with Colossus Capital Fund, L.P.

Gain/Loss on Derivative Instruments

          For the three months ended April 30, 2007, we incurred a non-cash gain of $678,621 as a result of the fair value adjustment of outstanding derivative instruments. See Note 2 herein. For the same period ended April 30, 2006, we did not incur any similar non-cash expenses.

Software Sales, Support and Consulting

          This segment of our business consists of new sales and recurring monthly revenue for software products and consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the three months ended April 30, 2007 increased by $52,388 over the prior period ended April 30, 2006.

          Total software sales during the three months ended April 30, 2007 increased from the prior year by $31,957, with recurring monthly support revenue showing improvement over the prior year by an increase of $4,383. Sales of new software installations increased from the prior year by $27,573. This reflected the beginning of positive growth as a result of changes in our product mix to eliminate less profitable products and shift the focus of sales of our core software and support products that can provide long-term growth opportunities.

          The adoption of our current Carbiz Windows-based programs by existing DOS users continued to show an upward trend during the three months ended April 30, 2007. This is due to the announcement that effective at the end of the 2006 calendar year, we would no longer support one of our DOS-based programs. All users of that program have now committed to the change to our current product, and some of those installations were completed during the period. We believe that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

          Our new sales of consulting services for the three months ended April 30, 2007 showed an increase from the prior period of $13,532, however, due to accounting rules regarding revenue recognition, $6,844 of the new consulting revenue was deferred from the prior year. Recurring monthly consulting revenue increased by $7,100 from the prior period.

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

          We believe that the results from our Palmetto and St. Petersburg corporate locations and Tampa joint venture location for the year ended January 31, 2007 have indicated a strong consumer demand for the finance product in that market, as well as reinforce the effectiveness of our system for operations, marketing, underwriting and collections.

          The increase in sales activity during the three months ended April 30, 2007 was the result of an increase in inventory levels at all three locations due to a increase in cash available for the purchase of inventory after the closing and funding of the Trafalgar Debenture and the Credit Facility.

          As of the year-ended January 31, 2007, the total Carbiz Auto Credit loan portfolio was $472,780. The allowance for doubtful accounts at the same date was $49,794. The allowance for doubtful accounts is established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance. All loans are made at an interest rate of 14.95% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is done on each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

          As of January 31, 2007 and April 30, 2007, we had $67,990 and $343,509, respectively, in cash and cash equivalents. During the three months ended April 30, 2007, we decreased our accounts payable and accrued liabilities by $683,816, which totaled $548,793 at April 30, 2007. During the three months ended April 30, 2007, we made debt repayments and capital lease payments totaling $217,839, which includes $205,990 paid to retire long term debt. We have continued to rely on private placements to meet our cash flow requirements. Operationally, we have not generated the necessary revenue to cover our operating expenses.

          On February 28, 2007, we sold an aggregate of $2,500,000 secured convertible debentures to an investor, of which we have received $1,750,000 of gross proceeds as of the date of this report.

          On March 23, 2007, we closed a credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million, of which $249,000 was borrowed at April 30, 2007. The amount may be increased to $10 million at the option of Carbiz.

         We used proceeds from the borrowings primarily to finance our operating loss and expand our Carbiz Auto Credit operations.

          As of April 30, 2007, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than One	One to Three	Three to	Greater
	Year	Years	Five Years	than Five	Total
Operating Leases	$194,492	$263,058	$-	$-	$457,550
Capital Leases	7,842	8,695	-	-	16,537
Long-Term Debt	212,650	1,537,350	-	-	1,750,000
Interest (1)	158,736	131,753	-	-	290,489
	$573,720	$1,940,856	$-	$-	$2,514,576

(1)

Does not include our credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million. The amount may be increased to $10 million at the option of Carbiz. At April 30, 2007, we had total outstanding borrowings under the credit facility of $249,000.

          Should our operating revenues fail to increase to provide sufficient cash flow to fund operations, we may require additional financing. Based on three month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are expected to be sufficient to fund our operations until January 2008. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

          As of April 30, 2007, we do not have any off-balance sheet arrangements.

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

None

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

CARBIZ INC.

Date: June14, 2007	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)