Form 10QSB
period 2007-07-31
CARBIZ INC
filed 2007-09-14
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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
Yes [   ]   No [X]

As of September 6, 2007, 64,684,904 common shares of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

CARBIZ INC.

FORM 10-QSB

For the Quarterly Period Ended July 31, 2007

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
CARBIZ INC.
Condensed Consolidated Balance Sheets
(expressed in U.S. dollars)

	As at	As at
	July 31, 2007	January 31, 2007
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$91,284	$67,990
Accounts receivable, net	49,817	48,482
Current portion of notes receivable, net	394,661	274,151
Inventory	145,137	67,785
Prepaids and other assets	120,221	171,350
Deferred costs	8,453	13,309
	809,573	643,067
NOTES RECEIVABLE, NET	147,401	44,887
DEFERRED FINANCING COSTS	818,352	-
DEFERRED COSTS	808	3,706
PROPERTY AND EQUIPMENT	59,550	76,054
	$1,835,684	$767,714

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$516,053	$1,232,610
Loan payable
Related party	-	230,000
Line of credit	257,725	-
Current portion of capital leases	8,027	7,662
Current portion of long-term debt	-	180,139
Convertible debenture	472,999	-
Derivative liability	6,796,042	3,415,679
Deferred revenue	121,190	121,239
	8,172,036	5,187,329
DEFERRED REVENUE	5,384	49,805
CAPITAL LEASES	6,617	10,724
LONG-TERM DEBT	-	35,851
	8,184,037	5,283,709
MINORITY INTEREST	205,136	206,170
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	16,274,119
Unlimited shares authorized, 64,224,404 and 64,224,404 common shares issued and outstanding as at July 31 and January 31, 2007, respectively
ADDITIONAL PAID-IN CAPITAL	6,342,997	6,222,397
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(28,785,408)	(26,833,484)
	(6,553,489)	(4,722,165)
	$1,835,684	$767,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(unaudited)
(expressed in U.S. dollars)

	For the three months ended		For the six months ended
	July 31		July 31
	2007	2006	2007	2006

SALES
Software and Consulting Services	$581,674	$639,434	$1,191,653	$1,197,026
Used Car Sales and Financing	361,717	250,825	632,323	450,991
	943,391	890,259	1,823,976	1,648,017
COST OF SALES
Software and Consulting Services	243,652	237,806	461,803	463,014
Used Car Sales and Financing	275,189	251,531	472,991	463,548
	518,841	489,337	934,794	926,562
GROSS PROFIT	424,550	400,922	889,182	721,455
GAIN ON DEBT FORGIVENESS	-	-	391,337	-
PERSONNEL EXPENSES	288,887	251,831	530,805	499,900
SELLING EXPENSES	116,875	87,851	189,235	181,824
OTHER OPERATING EXPENSES	1,158,221	294,386	1,522,758	627,657
	1,563,983	634,068	1,851,461	1,309,381
OPERATING LOSS	(1,139,433)	(233,146)	(962,279)	(587,926)

INTEREST AND OTHER EXPENSES	(149,430)	(96,609)	(238,937)	(132,047)
LOSS ON DERIVATIVE INSTRUMENT	(1,430,363)	-	(751,742)	-
MINORITY INTEREST	7,128	13,243	1,034	23,440
NET LOSS FROM
CONTINUING OPERATIONS	(2,712,098)	(316,512)	(1,951,924)	(696,533)
INCOME FROM
DISCONTINUED OPERATIONS	-	411,591	-	556,783

NET INCOME (LOSS)	$(2,712,098)	$95,079	$(1,951,924)	$(139,750)
NET INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS	$(0.04)	$(0.01)	$(0.03)	$(0.02)
NET INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS	$-	$0.01	$-	$0.01

NET INCOME (LOSS) PER SHARE	$(0.04)	$-	$(0.03)	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	64,224,404	41,136,186	64,224,404	41,105,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(expressed in U.S. dollars)

	For the Six Months Ended
	July 31, 2007	July 31, 2006
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES
OPERATING
Net income (loss)	$(1,951,924)	$(139,750)
Items not affecting cash
Depreciation of property and equipment	38,642	43,300
Minority interest	(1,034)	23,440
Loss on disposal of assets		71,662
Loss on derivative financial instruments	751,742	-
Gain on debt forgiveness	(391,337)	-
Amortization of deferred finaning costs	33,818	-
Amortization of debt discount	89,912	-
Stock-based compensation	120,600	-
Provision for bad debts	(11,085)	-

Net changes in non-cash operating assets and liabilities
Accounts receivable	(966)	8,407
Notes Receivable	(212,308)	235,708
Prepaids and other assets	30,295	(14,558)
Inventory	(77,352)	(33,961)
Deferred costs	7,754	26,108
Accounts payable and accrued liabilities	(355,220)	(101,532)
Deferred revenue	(44,470)	(123,431)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,972,933)	(4,607)
INVESTING
Acquisition of property and equipment	(22,138)	(7,524)
NET CASH FLOW FROM INVESTING ACTIVITIES	(22,138)	(7,524)
FINANCING
Repayment of capital leases	(3,742)	(4,111)
Proceeds from line of credit	257,725	-
Repayment long-term debt	(215,990)	(73,899)
Repayment of related party debt	(230,000)	-
Proceeds from Trafalgar debenture, including derivative components	2,412,051	-
Payment of deferred financing costs	(446,087)	-
Issuance of share capital	-	5,668
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,773,957	(72,342)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	244,408	(5,404)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	23,294	(89,877)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	67,990	119,735
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$91,284	$29,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the July 31, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the six months ended July 31, 2007 and 2006 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2007 which are included in the Company’s Form 10KSB filed with the U.S. Securities and Exchange Commission (the “SEC) on April 20, 2007 (“January 31, 2007 Form 10KSB”).

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its two operating subsidiaries, Carbiz USA, Inc., a Delaware corporation, and Carbiz Auto Credit, Inc. (“CAC”), and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). Collectively, Carbiz Inc., Carbiz USA, Inc., CAC , and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also previously supplied a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. The assets associated with this business segment, however, were sold on May 16, 2006. During the six months ended July 31, 2007, the Company operated two CAC dealerships and a third location under its JV1 joint venture, all of which sell and finance used automobiles.

Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses in the current year (exclusive of the loss on derivative instruments and gain on debt forgiveness) and in each of the past several years. In addition, the Company has a working capital deficiency (excluding derivative liability) of $(566,421) as at July 31, 2007. This deficiency grows to $(7,362,463) when you include the derivative liability of $6,796,042. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company has expanded operations in its existing CAC dealerships and expects to open new dealerships with the proceeds available under its new line of credit (see Note 5). The Company believes that the new CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

2.	SUMMARY OF ACCOUNTING POLICIES

Inventory

Inventory consists of used vehicles and is related to the CAC operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred financing costs related to the convertible debentures and line of credit discussed in Notes 4 and 5 and are amortized over the respective terms of the debt to which the costs related. Future amortization of these costs is expected to be as follows:

Periods ending July 31
2008	$350,455
2009	240,356
2010	86,217
2011	86,217
2012	55,107
$818,352

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

The weighted average number of common shares outstanding (basic) for the six months ended July 31, 2007 does not include 3,400,000 non-vested restricted shares issued for the 2007 Incentive Stock Plan, 30,000,000 shares pledged in support of the Trafalgar Debentures (as defined in Note 4 herein), 8,438,041 common share options outstanding, or the warrants outstanding which are summarized in Note 6 herein because these instruments are priced in excess of market. Diluted net income per share for the period, including these securities, was no different than the basic net income per share.

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

No stock options were granted during the six months ended July 31, 2007.

During the six months ended July 31, 2007, the Company recognized stock-based compensation expense of $56,000 as a result of new options issued on January 19, 2007. See Note 12(e) to the January 31, 2007 Form 10-KSB.

In addition, on January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company. During the six months ended July 31, 2007 the Company recognized stock-based compensation expense of $64,600 as a result of this restricted stock transaction. See Note 11 to the January 31, 2007 Form 10KSB.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation(continued)

Total options outstanding and vested at July 31, 2007 were with a weighted average exercise price of $0.23 per share and a weighted average life of 1.8 years. In addition, non-vested options of 5,600,000 were outstanding at July 31, 2007 with an exercise price of $0.13 per share and life of 4.5 years. The Company expects to record a total of an additional $376,456 of compensation expense during periods subsequent to July 31, 2007 for non-vested options as of that date. The intrinsic value of all options outstanding and vested at July 31, 2007 was $655,056.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

3.	CONVERTIBLE DEBENTURES – 2004 (continued)

warrant is exercisable for one common share expiring from October 6, 2009 through April 6, 2011, quantities summarized in Note 6(e) herein, and an exercise price of CDN$0.12.

4.	CONVERTIBLE DEBENTURES - TRAFALGAR

On February 28, 2007 the Company sold $2,500,000 Secured Convertible Debentures to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) and (“Trafalgar Debentures”). Of this amount, $1,000,000 was released upon execution (March 2, 2007), $750,000 was released after the Company filed a Registration Statement on Form SB-2 (April 17, 2007) and the $750,000 balance was released on June 27, 2007. The Trafalgar Debentures bear an interest rate of 12% compounded monthly from the date of issuance until the Company filed the Registration Statement (April 17, 2007), 10% compounded monthly from the date the registration was filed until it becomes effective, and 8% per annum thereafter until the Trafalgar Debentures are paid in full. The Company responded to initial SEC comments and filed an amended Registration Statement on July 9, 2007 and a second amendment on August 30, 2007.

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

As mentioned above, the filing of the Company’s Registration Statement resulted in the release of the second tranche of funding ($750,000 on April 17, 2007), and the third tranche ($750,000 on June 27, 2007) provided, further, that failure by the Company to have it declared effective could result in the Company having to pay liquidated damages to Trafalgar.

In addition, the Company issued to Trafalgar warrants to purchase up to an aggregate of 2,500,000 common shares of the Company at a strike price of US$0.15 per share, exercisable over the next 5 years.

When we evaluated the Trafalgar Debentures and warrants, we concluded that equity classification was not appropriate under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $562,500, $1,657,833, and $355,685 respectively, based upon the fair values of these financial instruments. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $101,058. At July 31, 2007 the Company had incurred: (a) $376,083 of deferred financing costs and amortized $34,081 to interest expense on a straight line basis; (b) $90,833 of prepaid interest was deducted by Trafalgar and $58,541 amortized to interest expense; (c) $89,912 of debt discount was amortized to interest expense leaving a debenture balance of $472,999; (d) the warrants were revalued at fair value of $460,500 (see Note 6 herein) with a resulting loss on derivative instrument of $195,750; and (e) the compound derivative revalued at fair value of $1,521,360 (see Note 6 herein) with a resulting gain on derivative instrument of $315,482.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

4.	CONVERTIBLE DEBENTURES – TRAFALGAR (continued)

The convertible debentures are payable interest only through January 2008 and thereafter in monthly installments through February 2009, at which time the then remaining $700,000 balance is due. Annual principal maturities are as follows:

Year ending July 31
2008	$750,0000
2009	1,750,000
2,500,000
Less unamortized discount	(2,027,091)
$472,999

5.	LINE OF CREDIT FINANCING

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

In addition, the Credit Facility contains customary financial covenants and provides for customary events of default. At July 31, 2007 the Company had total outstanding borrowings under the Credit Facility of $257,725.

At July 31, 2007 interest expense from commencement of the facility through July 31, 2007 was $12,917 and the Company had incurred approximately $446,087 of deferred financing costs which will be amortized on a straight line basis over the sixty month life of the line of credit.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

6.	DERIVATIVE LIABILITIES

(a) 2004 Debenture Conversion Warrants

Evaluation of criteria under EITF Issue No. 00-19 resulted in the determination that the Company’s outstanding warrants issued upon conversion of the 2004 Debentures (See Note 3 herein) should be classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.

(b) Agent Warrants

As described in Note 9(a) and (e) of the January 31, 2007 Form 10KSB, the Company had engaged an agent for the 2004 Convertible Debenture financing. Accordingly, the Company also issued as of October 3, 2006 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.23, and 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.22. These 876,200 warrants were determined to be derivative liabilities.

(c) Private Placement Warrants - 2006

As a result of an unregistered sale of equity securities in September, 2006 the Company issued 2,400,000 of share purchase warrants for two years at an exercise price of $0.15. Concurrently, related party debt held by two directors of the Company was converted to common shares and the Company issued 1,565,464 share purchase warrants under the same terms. These 3,965,464 warrants were determined to be derivative liabilities.

(d) Trafalgar Debenture Warrants and Embedded Compound Derivative – 2007

As described in Note 4 herein, the Company issued 2,500,000 share purchase warrants for five years and an embedded compound derivative in conjunction with the Trafalgar Debenture financing and these instruments were determined to be derivative liabilities.

(e) Total Warrants and Compound Derivative Liability

As of July 31, 2007 the Company had derivative liability as follows:

	Warrants	Amount
2004 Conversion Warrants expiring October 6, 2009	10,339,567	$1,911,333
2004 Conversion Warrants expiring October 10, 2010	11,055,264	2,074,044
2004 Conversion Warrants expiring April 6, 2011	314,276	61,747
2006 Private Placement Warrants expiring September 5, 2008	3,965,464	603,574
2004 Agent Warrants expiring October 6, 2011	876,200	163,485
2007 Trafalgar Warrants expiring February 28, 2012	2,500,000	460,500
2007 Trafalgar Embedded Derivative	-	1,521,360

	29,050,771	$6,796,042

This derivative liability is adjusted quarterly based on a value model discussed in Note 2 herein and any changes in fair value are recorded as gain or loss on derivative financial instruments in the consolidated statements of operations.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

7.	CASH FLOW INFORMATION

(a) Supplemental Information

	Six months ended
	July 31, 2007	July 31, 2006
Cash paid during the period for Interest	$113,915	$88,219

(b) Supplemental non-cash information

During the six months ended July 31, 2006, the Company extended certain convertible debentures which were treated as an extinguishment and re-issuance of debt in the amount of $1,396,305 and as such have not been included in the statements of cash flows. See Note 9(a) to the January 31, 2007 Form 10KSB. During the six months ended July 31, 2007, the Company issued $2,500,000 of Convertible Debentures in which $400,997 of proceeds were allocated to and capitalized as deferred financing costs.

During the six months ending July 31, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

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

	Six Months Ended
	July 31, 2007	July 31, 2006
Sales	$272,884	$120,574
Cost of sales	210,558	103,581
Gross Profit	62,325	16,993
Operating Expenses (1)	64,393	63,409
Operating Income (Loss)	$(2,068)	$(46,416)
Depreciation	(557)	(464)
Net Income (Loss)	$(2,625)	$(46,880)
Total Assets	$427,671	$450,781

During the fourth quarter of the fiscal year ended January 31, 2007 the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by a significant stockholder. The amount was paid off in June 2007 with some of the proceeds from Trafalgar – Tranche # 3.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

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

CAC purchases automobiles through auctions and sells them to end users at three car lots located in the State of Florida. When required, the Company will also finance these sales with loans that are generally 80 weeks in length.

Software and Other Products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

9.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS (continued)

Three months ended July 31	2007
	Carbiz Auto		Software and
		JV1		Total
	Credit		Other
Sales	$223,340	$138,377	$581,674	$943,391
Cost of Sales	160,099	115,090	243,652	518,841
Gross Profit	63,241	23,287	338,022	424,550
Operating Expenses (1)	99,576	38,099	1,414,216	1,551,891
Income (Loss) From Segments	$(36,335)	$(14,812)	$(1,076,194)	(1,127,341)
Depreciation & Amortization				(12,093)
Total Operating Income (Loss)				$(1,139,434)
		-
Total Assets	$(584,986)	$427,671	$1,993,000	$1,835,685

	2006
Sales	$193,198	$57,627	$639,434	$890,259
Cost of Sales	196,415	55,116	237,806	489,337
Gross Profit	(3,217)	2,511	401,628	400,922
Operating Expenses (1)	56,814	28,811	528,812	614,437
Income (Loss) From Segments	$(60,031)	$(26,300)	$(127,184)	(213,515)
Depreciation & Amortization				(19,631)
Total Operating Income (Loss)				$(233,146)
Total Assets	$(407,053)	$450,781	$855,428	$899,156

Six months ended July 31	2007
	Carbiz Auto		Software and
		JV1		Total
	Credit		Other
Sales	$359,439	$272,884	$1,191,654	$1,823,976
Cost of Sales	262,433	210,558	461,803	934,794
Gross Profit	97,007	62,325	729,850	889,182
Operating Expenses (1)	141,454	64,393	1,998,310	2,204,157
Income (Loss) From Segments	$(44,447)	$(2,068)	$(1,268,460)	(1,314,975)
Depreciation & Amortization				(38,641)
Gain on Debt Forgiveness				391,337
Total Operating Income (Loss)				$(962,279)
Total Assets	$(584,986)	$427,671	$1,993,000	$1,835,685

	2006
Sales	$330,417	$120,574	$1,197,026	$1,648,017
Cost of Sales	359,967	103,581	463,014	926,562
Gross Profit	(29,550)	16,993	734,012	721,455
Operating Expenses (1)	89,552	63,409	1,113,120	1,266,081
Income (Loss) From Segments	$(119,102)	$(46,416)	$(378,708)	(544,626)
Depreciation & Amortization				(43,300)
Total Operating Income (Loss)				$(587,926)
	(407,053)	$450,781	$855,428	$899,156
Total Assets	$(60,758)	$481,113	$1,149,008	$1,569,363

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2007 and 2006
(unaudited)

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the TaxMax business have been presented as discontinued operations on the financial statements for all periods presented. The former segment had revenue of $253,004 for the period beginning February 1, 2006 through May 16, 2006. The operating income for this period was $135,358 plus a gain on disposal of $421,425.

11.	SUBSEQUENT EVENTS

On August 3, 2007 a warrant holder exercised 460,500 of the 2004 Conversion warrants resulting in approximately $52,500 of proceeds. The warrant holder is the spouse of an executive officer of the company.

On August 24, 2007 the Company issued warrants for 1,000,000 common shares at $0.15. The warrants expire on February 28, 2011. Fair value at date of issuance using the Black-Scholes-Merton formula was approximately $140,000. These warrants were determined to be derivative liabilities.

On September 10, 2007 the company sold an additional $1,000,000 of Secured Convertible Debentures to Trafalgar under terms similar to the previous issue.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Company’s interim condensed consolidated financial statements as of July 31, 2007 and the audited consolidated January 31, 2007 statements and notes reported in US dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

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

     Rather than continuing to focus our resources only on our software and consulting businesses, it is our intent to expand and further diversify our business operations by opening additional credit centers in the future. Some of these credit centers will be wholly-owned by us and others may be joint venture arrangements, such as with Carbiz Auto Credit JV1, LLC, or by acquisition of existing operations.

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

Three Months ended July 31, 2007 compared to the Three Months ended July 31, 2006

Three months ended July 31, 2007 compared to the three months ended July 31, 2006

			% of		% of
		July 2007	Revenue	July 2006	Revenue
Revenue		$943,391	100.0	$890,259	100.0
Cost of sales		$518,841	55.0	$489,337	54.9
Gross profit		$424,550	45.0	$400,922	45.0
Gain on debt forgiveness		$-		$-
Operating expenses		$1,563,983	165.8	$634,068	71.2
Operating income (loss)		$(1,139,393)	(120.8)	$(233,146)	(26.2)
Interest expense		$(149,429)	15.8	$(35,438)	10.9
Gain (loss) on derivative instruments		$(1,430,363)	161.4	$-
Minority interest income (loss)		$7,128	0.8	$13,243	1,5
Net income (loss) from continuing operations		$(2,712,098)	(297.2)	$(316,512)	(35.6)
Net income (loss) from discontinued operations	$		0.0	$411,591	46.2
NET INCOME (LOSS)		$(2,712,098)	(297.2)	$95,079	10.7
Income (loss) per common share	$			$(0.01)
Total assets		$1,835,684		$899,156
Long-term liabilities		$12,001		$76,385

Revenue

      In the three months ended July 31, 2007, our revenues from continuing operations increased by $53,132 compared to our three-month revenue during the previous period ended July 31, 2006. This increase was primarily due to a increase of $110,892 in sales by our Carbiz Auto Credit operating unit during the first three months of 2007 when compared to the first three months of 2006. Carbiz Auto Credit generated sales of $361,717, including $223,340 from our Company-owned locations and $138,377 from our joint venture location during the three months ended July 31, 2007.

Cost of Sales

      Our cost of sales expense increased by $29,504 for the three months ended July 31, 2007, compared to same period ended July 31, 2006. Carbiz Auto Credit operations cost of sales increased by $23,658, including a decrease in costs of $36,316 from our Company-owned locations and an increase of $59,974 from our joint venture location during the three months ended July 31, 2007, and all other parts of the operation increased cost of sales by $5,846 during the three months ended July 31, 2007. We anticipate that our cost of sales expense will continue to increase as we open additional Carbiz Auto Credit centers in the future.

Expenses

      For the three months ended July 31, 2007, our operating expenses increased by $929,915 compared to the same period ended July 31, 2006. The Carbiz Auto Credit operating expenses increased by $51,509, including an increase of $49,499 from our Company-owned locations and and increase of $9,010 from our joint venture location during the three months ended July 31, 2007, while operating expenses for other segments increased by $885,405 during the three months ended July 31, 2007. This increase was primarily due to the effect of changes in the exchange rate for the Canadian Dollar during the period as a result of the large debenture liability balances carried on the Company’s books in Canadian Dollars. Legal expenses related to the preparation and closing of the convertibal debenture and credit facility were also incurred during the period.

      We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $7,267 for the three months ended July 31, 2007 as compared to the same period ended July 31, 2006.

Interest Expense

      Our interest expense increased by $149,428 for the three months ended July 31, 2007, compared to the same period ended July 31, 2006. Although existing long term debt was retired during the period, the increase is due to the interest paid on the convertible debenture and the credit facility.

Software Sales, Support and Consulting

      This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the three months ended July 31, 2007 decreased by $57,760 over the prior period ended July 31, 2006.

TaxMax

      TaxMax was our tax preparation and refund division. The seasonal nature of our TaxMax business meant that the significant impact of return preparation operations was recognized during the first quarter.

      As a result of a continued decline in TaxMax revenue over a three-year period and a desire to focus both management and cash resources on the higher growth areas of our business, subsequent to the fiscal year end management decided to enter into an agreement to sell the TaxMax business. The sale was the result of an unsolicited offer and was completed during May 2007 to Tax Refund Services, Inc. of Tampa, FL. The $442,000 cash generated from the sale of TaxMax was used primarily for further expansion of the Carbiz Auto Credit business. The net income from the sale of TaxMax as well as the net income generated from the discontinued operations are now shown as such on the Statement of Operations.

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

      The increase in sales activity during the three months ended July 31, 2007 was the result of a increase in inventory levels at all three locations due to an increase in cash available for the purchase of inventory as a result of the convertible debenture and credit facility.

Six Month Financial Information

     The following summary of selected financial information for the six months ended July 31, 2007 and 2006 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended July 31, 2007 and 2006.

Six months ended July 31, 2007 compared to the six months ended July 31, 2006

		% of		% of
	July 2007	Revenue	July 2006	Revenue
Revenue	$1,823,976	100.0	$1,648,017	100.0
Cost of sales	$934,794	51.2	$926,562	56.2
Gross profit	$889,182	48.8	$721,455	43.8
Gain on debt forgiveness	$391,337	21.5	$-	-
Operating expenses	$2,242,798	123.0	$1,309,381	79.5
Operating income (loss)	$(962,279)	(52.8)	$(587,926)	(35.7)
Interest expense	$(238,937)	13.1	$(132,047)	8.0
Gain (loss) on derivative instruments	$(751,742)	(45.2)	$-	-
Minority interest income (loss)	$1,034	0.1	$23,440	1.4
Net income (loss) from continuing operations	$(1,951,924)	(112.0)	$(696,533)	(43.3)
Net income (loss) from discontinued operations	$-	-	$556,783	33.8
NET INCOME (LOSS)	$(1,951,924)	(112.0)	$(139,750)	(8.5)
Income (loss) per common share	$(0.03)		$(0.01)
Total assets	$1,835,684		$899,156
Long-term liabilities	$12,001		$76,385

Revenue

     In the six months ended July 31, 2007, our revenues from continuing operations increased by $175,959 compared to our six-month revenue during the previous period ended July 31, 2006. This increase was due to an increase of $181,332 in sales by our Carbiz Auto Credit operating unit and I decrease of $5,372 in sales by our software and consulting division during the six months ended July 31, 2007 when compared to the same period ended July 31, 2006. Carbiz Auto Credit generated sales of $632,723, including $359,439 from our Company-owned locations and $272,884 from our joint venture location during the six months ended July 31, 2007.

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

Cost of Sales

     Our cost of sales expense increased by $8,232 for the six months ended July 31, 2007, compared to the same period ended July 31, 2006. Carbiz Auto Credit operations cost of sales increased by $9,443, including a decrease in costs of $97,534 from our Company-owned locations and an increase of $106,997 from our joint venture location during the six months ended July 31, 2007, and all other parts of the operation decreased cost of sales by $1,211 during the six months ended July 31, 2007. The decrease in cost of sales in our Company-owned locations even though sales increased was the result of a decrease in direct bad debt charge off expense compared to the same period ended July 31, 2006, while the increase in cost of sales in our joint venture location was the direct result of additional sales compared to the same period ended July 31, 2006. We anticipate that our cost of sales expense will increase in direct proportion to increased auto sales as we open additional Carbiz Auto Credit centers in the future.

Gain on debt forgiveness

     During the six months ending July 31, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

Expenses

     For the six months ended July 31, 2007, our operating expenses increased by $933,417 compared to the same period ended July 31, 2006. The Carbiz Auto Credit operating expenses increased by $52,886, including an increase of $51,902 from our Company-owned locations and an increase of $984 from our joint venture location during the six months ended July 31, 2007, while operating expenses for other segments increased by $885,190 during the six months ended July 31, 2007. While overall operating expenses increased primarily due to currency exchange expense and legal expense, personnel expense and selling expense increased by a total of $46,532 as a result of increased advertising and additional staff at all locations.

     We have not been investing significant amounts in fixed assets over the past two years. This fact is reflected in the decrease in depreciation and amortization expenses by $4,658 for the six months ended July 31, 2007 as compared to the same period ended July 31, 2006.

Interest Expense

     Our interest expense increased by $106,890 for the six months ended July 31, 2007, compared to the same period ended July 31, 2006, as a result of the closing of the convertible debenture and the line of credit. We anticipate our interest expense will increase over this and subsequent years related to the Trafalgar Debentures and as we draw down on our credit facility with Colossus Capital Fund, L.P.

Gain/Loss on Derivative Instruments

     For the six months ended July 31, 2007, we incurred a non-cash loss of $843,242 as a result of the fair value adjustment of outstanding derivative instruments. See Note 2 herein. For the same period ended July 31, 2006, we did not incur any similar non-cash expenses.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the six months ended July 31, 2007 decreased by $5,372 over the prior period ended July 31, 2006.

     Due to the announcement that effective at the end of the 2006 calendar year, we would no longer support one of our DOS-based programs, all users of that program committed to the change to our current product, and all of those installations were completed during the period. We believe that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

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

     The increase in sales activity during the six months ended July 31, 2007 was the result of an increase in inventory levels at all three locations due to a increase in cash available for the purchase of inventory after the closing and funding of the Trafalgar Debenture and the Credit Facility.

     As of the period-ended July 31, 2007, the total Carbiz Auto Credit loan portfolio was $610,776. The allowance for doubtful accounts at the same date was $68,345. The allowance for doubtful accounts is established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance. All loans are made at an interest rate of 14.95% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is done on each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

     As of January 31, 2007 and July 31, 2007, we had $67,990 and $91,284, respectively, in cash and cash equivalents. During the six months ended July 31, 2007, we decreased our accounts payable and accrued liabilities by $716,557, which totaled $516,053 at July 31, 2007. During the six months ended July 31, 2007, we made debt repayments and capital lease payments totaling $449,732, which includes $215,990 paid to retire long term debt and $230,000 to retire short term debt to a related party. We have continued to rely on private placements to meet our cash flow requirements. Operationally, we have not generated the necessary revenue to cover our operating expenses.

     On February 28, 2007, we sold an aggregate of $2,500,000 secured convertible debentures to an investor, of which we have received $2,500,000 of gross proceeds as of the date of this report.

     On March 23, 2007, we closed a credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million, of which $257,725 was borrowed at July 31, 2007. The amount may be increased to $10 million at the option of Carbiz.

     We used proceeds from the borrowings primarily to finance our operating loss and expand our Carbiz Auto Credit operations.

     As of July 31, 2007, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than One	One to Three	Three to	Greater
	Year	Years	Five Years	than Five	Total
Operating Leases	$195,370	$214,131	$384	$-	$409,885
Capital Leases	8,027	6,617	-	-	14,644
Long-Term Debt	625,000	1,875,000	-	-	2,500,000
Interest (1)	234,375	109,369	-	-	343,744
	$1,062,772	$2,205,117	$384	$-	$3,268,273

(1)

Does not include our credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million. The amount may be increased to $10 million at the option of Carbiz. At July 31, 2007, we had total outstanding borrowings under the credit facility of $257,725.

     Should our operating revenues fail to increase to provide sufficient cash flow to fund operations, we may require additional financing. Based on six month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are expected to be sufficient to fund our operations until January 2008. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

     As of July 31, 2007, we do not have any off-balance sheet arrangements.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual & Special Meeting of Shareholders was held at the Hyatt Sarasota at 1000 Boulevard of the Arts, Sarasota, Florida on June 22, 2007 at 5:00 p.m. Our shareholders voted on three items, with results as indicated:

(1)	The election of ten directors to serve until the next annual meeting of shareholders:

Director	No. of Shares	No. of Shares	No. of Shares
	Voted For	Voted Against	Withheld
Carl Ritter	41,296,275	-	200
Ross Quigley	41,296,275	-	200
Richard Lye	41,296,275	-	200
Theodore Popel	41,296,275	-	200
Stanton Heintz	41,296,275	-	200
Christopher Bradbury	41,296,275	-	200
Wallace Weylie	41,296,275	-	200
Vernon Haverstock	41,296,275	-	200
Gene Tomsic	41,296,275	-	200
Brandon Quigley	41,296,275	-	200

(2)	The appointment of Aidman, Piser & Company, Certified Public Accountants as Auditor of the Corporation until the next annual General Meeting.

No. of Shares	No. of Shares		No. of
Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
41,296,275	-	200	-

(3)	To approve our stock option plan.

No. of Shares	No. of Shares		No. of
Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
39,183,519	50,366	2,062,590	-

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

CARBIZ INC.

Date: September 14, 2007	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)