Form 10QSB
period 2007-10-31
CARBIZ INC
filed 2007-12-17
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

Commission file Number: 000-52209

_______________

CARBIZ INC.
(Exact name of small business issuer as specified in its charter)

_______________

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7405 North Tamiami Trail
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 952-9255
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[   ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [ X ]

As of December 14, 2007, 65,101,521 common shares of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

CARBIZ INC.

FORM 10-QSB

For the Quarterly Period Ended October 31, 2007

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets
(expressed in U.S. dollars)

	As at	As at
	October 31, 2007	January 31, 2007
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$2,472,019	$67,990
Accounts receivable, net	60,095	48,482
Current portion of notes receivable, net	10,081,473	274,151
Inventory	987,434	67,785
Prepaids and other assets	337,817	171,350
Deferred costs	6,185	13,309
	13,945,023	643,067
NOTES RECEIVABLE, NET, LESS CURRENT PORTION	7,800,343	44,887
DEFERRED FINANCING COSTS	1,790,416	-
DEFERRED COSTS		3,706
PROPERTY AND EQUIPMENT, NET	670,120	76,054
	$24,205,902	$767,714

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,397,872	$1,232,610
Loans payable
Related party	-	230,000
Line of credit	10,288,611	-
Inventory floor plan	350,000	-
Current portion of capital leases	8,217	7,662
Current portion of long-term debt	-	180,139
Current portion of convertible debenture	201,318	-
Derivative liability	10,331,317	3,415,679
Deferred revenue	90,898	121,239
	22,668,233	5,187,329
DEFERRED REVENUE	-	49,805
CAPITAL LEASES, NET OF CURRENT PORTION	4,490	10,724
CONVERTIBLE DEBENTURE, LESS CURRENT PORTION	421,823	-
Includes $17,905 to Related Parties (Note 3(d))
LONG-TERM DEBT, LESS CURRENT PORTION	9,596,609	35,851
	32,691,155	5,283,709
MINORITY INTEREST	194,449	206,170
COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	16,274,119
Unlimited shares authorized, 65,101,521 and 64,224,404 common shares issued and outstanding as at October 31 and January 31, 2007, respectively
ADDITIONAL PAID-IN CAPITAL	6,962,307	6,222,397
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(31,530,931)	(26,833,484)
	(8,679,702)	(4,722,165)
	$24,205,902	$767,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(unaudited)
(expressed in U.S. dollars)
	For the three months ended		For the nine months ended
	October 31		October 31
	2007	2006	2007	2006

SALES
Software and Consulting Services	$575,533	$609,371	$1,767,186	$1,806,397
Used Car Sales and Financing	252,830	176,268	844,156	585,009
Interest income	579,191	18,602	620,188	60,852
	1,407,554	804,241	3,231,530	2,452,258
COST OF SALES
Software and Consulting Services	301,297	235,006	763,100	698,020
Used Car Sales and Financing	532,880	146,479	1,005,871	610,027
	834,177	381,485	1,768,971	1,308,047
GROSS PROFIT	573,377	422,756	1,462,559	1,144,211
Gain on debt foregiveness	-	-	391,337	-
Personnel expenses	366,133	262,696	896,938	762,596

Selling expenses	98,061	73,679	287,296	255,503
Other operating expenses	1,203,970	515,738	2,726,728	1,143,395
	1,668,164	852,113	3,910,962	2,161,494
OPERATING LOSS	(1,094,787)	(429,357)	(2,057,066)	(1,017,283)

INTEREST AND OTHER EXPENSES	(595,542)	(47,767)	(834,479)	(179,814)
LOSS ON DERIVATIVE INSTRUMENTS	(656,350)	(2,817,530)	(1,408,092)	(2,817,530)
WRITE-OFF OF DEFERRED FINANCING COSTS	(409,533)		(409,533)
MINORITY INTEREST	10,687	(1,302)	11,721	22,138
NET LOSS FROM
CONTINUING OPERATIONS	(2,745,525)	(3,295,956)	(4,697,449)	(3,992,489)
INCOME FROM
DISCONTINUED OPERATIONS	-	-	-	556,783

NET LOSS	$(2,745,525)	$(3,295,956)	$(4,697,449)	$(3,435,706)
NET LOSS PER SHARE FROM
CONTINUING OPERATIONS	$(0.04)	$(0.07)	$(0.07)	$(0.08)
NET INCOME PER SHARE FROM
DISCONTINUED OPERATIONS	$-	$-	$-	$0.01

NET LOSS PER SHARE	$(0.04)	$(0.07)	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	64,500,701	44,230,637	64,596,587	48,035,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(expressed in U.S. dollars)
	For the Nine Months Ended
	October 31, 2007	October 31, 2006
OPERATING
Net loss	$(4,697,449)	$(3,435,706)
Adjustments, net of acquisition, to reconcile net loss to net cash flows from operations
Depreciation of property and equipment	55,747	60,559
Minority interest	(11,721)	22,138
Loss on disposal of assets	-	71,926
Loss on derivative financial instruments	1,408,092	2,817,530
Gain on debt forgiveness	(391,337)	-
Write - off of deferred financing costs	409,533	-
Amortization of deferred financing costs	148,340	-
Amortization of debt discount	222,150	-
Stock-based compensation	320,900	255,700
Provision for bad debts	(5,984)	-
Net changes in operating assets and liabilities
Accounts Receivable	(11,613)	41,228
Notes Receivable	968,703	209,457
Prepaids and other assets	(187,301)	(126,684)
Inventory	(714,259)	(16,767)
Deferred costs	10,830	31,142
Accounts payable and accrued liabilities	(158,636)	(8,835)
Deferred revenue	(80,146)	(171,130)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(2,714,151)	(249,442)
INVESTING
Acquisition of Calcars assets	(18,559,709)	-
Acquisition of property and equipment	(135,756)	(10,098)
NET CASH FLOW FROM INVESTING ACTIVITIES	(18,695,465)	(10,098)
FINANCING
Proceeds from term loan financing	18,559,709	-
Repayment of capital leases	(5,679)	(6,227)
Proceeds from line of credit	1,675,511	-
Repayment long-term debt	(215,990)	(101,911)
Repayment of related party debt	(230,000)	-
Proceeds from Trafalgar debenture, including derivative components	4,998,627	-
Payment of deferred financing costs	(1,610,479)	-
Issuance of common shares	-	283,370
Proceeds from exercise of warrants	102,500	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	23,274,199	175,232
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	539,446	44,188
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,404,029	(40,120)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	67,990	119,735
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,472,019	$79,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the October 31, 2007 and 2006 financial statements, which are necessary for a fair financial statement presentation. The results for the nine months ended October 31, 2007 and 2006 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2007 which are included in the Company’s Form 10KSB filed with the U.S. Securities and Exchange Commission (the “SEC) on April 20, 2007 (“January 31, 2007 Form 10KSB”).

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its three operating subsidiaries, Carbiz USA, Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”), a Florida corporation, Carbiz Auto Credit, AQ Inc. (“AQ”), a Florida corporation, and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). a Florida limited liability company. Collectively, Carbiz Inc., Carbiz USA, Inc., CAC , AQ, and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also previously supplied a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. The assets associated with this business segment, however, were sold on May 16, 2006. During the nine months ended October 31, 2007, the Company operated two CAC dealerships and a third location under its JV1 joint venture, all of which sell and finance used automobiles. In addition, on October 1, 2007 the Company purchased for cash and the assumption of minimal liabilities substantially all of the assets of Calcars Corporations AB, Inc. and Astra Financial Services, Inc. (together, “Calcars”). Calcars operated the fourth largest chain of “buy-here pay-here” auto dealerships in the country with 26 dealerships throughout the Midwest, three of which will be closed by the Company. By virtue of the acquisition, the Company will operate 23 dealerships in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma, in addition to the three dealerships it operates in Florida. The cash for the transaction (the “Closing Payment”) was funded by SWC Services LLC ((“SWC”), an affiliate of Colossus Capital Fund, L.P. (“Colossus”), which was the Company’s senior lender. The Closing Payment was used to repay the obligations of Calcars to its senior lender, which was also an affiliate of Collossus. Notes receivable collection operations from these new dealerships are included in operations from October 1, 2007 through October 31, 2007 in the accompanying financial statements. Sales operations for these dealerships were not authorized by the various states until after October 31, 2007.

Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses in the current year (exclusive of the loss on derivative instruments and gain on debt forgiveness) and in each of the past several years. The Company has a working capital balance (excluding derivative liability) of $1,608,107 as at October 31, 2007. This becomes a working capital deficiency of $(8,723,210) when you include the derivative liability of $10,331,317. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

1.	ORGANIZATION AND BUSINESS (continued)

financing. The Company has expanded operations in its existing CAC dealerships and new dealerships with its recent acquisition. The Company believes that the new dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

2.	SUMMARY OF ACCOUNTING POLICIES

Inventory

Inventory consists of used vehicles and is related to the Carbiz Auto Credit operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred financing costs related to the convertible debentures and line of credit discussed in Notes 3 and 6 are amortized over the respective terms of the debt to which the costs related. Future amortization of these costs is expected to be as follows:

Periods ending October 31
2008	$707,481
2009	495,956
2010	306,250
2011	280,729
$1,790,416

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

The weighted average number of common shares outstanding (basic) for the nine months ended October 31, 2007 does not include 3,400,000 non-vested restricted shares issued for the 2007 Incentive Stock Plan, 30,000,000 shares pledged in support of the February 28, 2007 Trafalgar Debentures (as defined in Note 3(a) herein), 8,438,041 common share options outstanding, or the warrants outstanding which are summarized in Notes 4 and 7(g) herein because their inclusion might decrease the loss per share. Potentially dilutive instruments include the options mentioned above (8,438,041), warrants per note 7(g) (34,240,271), and shares underlying the various convertible debentures (26,363,636), the three totaling (69,041,948).

Stock-based compensation

No stock options were granted during the nine months ended October 31, 2007.

During the nine months ended October 31, 2007, the Company recognized stock-based compensation expense of $84,000 as a result of new options issued on January 19, 2007. See Note 12(e) to the January 31, 2007 Form 10-KSB.

In addition, on January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company. During the nine months ended October 31,

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

2007 the Company recognized stock-based compensation expense of $96,900 as a result of this restricted stock transaction. See Note 11 to the January 31, 2007 Form 10KSB.

Total options outstanding and vested at October 31, 2007 were 2,838,041 with a weighted average exercise price of $0.23 per share and a weighted average life of 1.5 years. The market value of our shares at October 31, 2007 was $0.25, therefore the intrinsic value of all options outstanding and vested at October 31, 2007 was $56,761. In addition, non-vested options of 5,600,000 were outstanding at October 31, 2007 with an exercise price of $0.13 per share and life of 4.2 years. The Company expects to record a total of an additional $348,756 of compensation expense during periods subsequent to October 31, 2007 for non-vested options as of that date.

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

For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes-Merton option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income reflects the volatility in these estimate and assumption changes.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).

The adoption of FAS 141 (R) will not impact the October 31, 2007 statements of the Company and the effect of FAS 160, when adopted, has not been determined. FAS 141(R) and FAS 160 will be effective for the Company for all financial periods beginning in Fiscal 2009 ending on January 31, 2009.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

3.	CONVERTIBLE DEBENTURES – 2007

(a) Trafalgar February 28, 2007 Financing

On February 28, 2007 the Company sold $2,500,000 Secured Convertible Debentures (“February Trafalgar Debentures”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”). Of this amount, $1,000,000 was released upon execution (March 2, 2007), $750,000 was released after the Company filed a Registration Statement on Form SB-2 (April 17, 2007) and the $750,000 balance was released on June 27, 2007. The February Trafalgar Debentures bear an interest rate of 12% compounded monthly from the date of issuance until the Company filed the Registration Statement (April 17, 2007), 10% compounded monthly from the date the registration was filed until it becomes effective, and 8% per annum thereafter until the Febreuary Trafalgar Debentures are paid in full. The Company responded to initial SEC comments and filed an amended Registration Statement on July 9, 2007 and a second amendment on August 30, 2007. This Registration Statement never became effective and the liquidated damages provision of the registration rights agreement applied in September, 2007. See comment on this matter below.

The February Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. The February Trafalgar Debentures are secured by a pledge of 30,000,000 common shares of the Company. These shares are held in escrow, not considered issued and outstanding and, therefore, they are not considered in earnings per share calculation. See Note 2 herein.

As mentioned above, the filing of the Company’s Registration Statement resulted in the release of the second tranche of funding ($750,000 on April 17, 2007), and the third tranche ($750,000 on June 27, 2007) provided, further, that failure by the Company to have it declared effective could result in the Company having to pay liquidated damages to Trafalgar. Trafalgar did advise the Company on September 21, 2007 that $40,000 of liquidated damages was due and the amount was deducted from the procceds of the September 26, 2007 financing described in Note (c) below.

In addition, the Company issued to Trafalgar warrants to purchase up to an aggregate of 2,500,000 common shares of the Company at a strike price of US$0.15 per share, exercisable over the next 5 years.

When we evaluated the February Trafalgar Debentures and warrants, we concluded that equity classification was not appropriate under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $562,500, $1,657,833, and $355,685 respectively, based upon the fair values of these financial instruments. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $101,058.

The convertible debentures are payable interest only through January 2008 and thereafter in monthly installments through February 2009, at which time the then remaining $700,000 balance is due. Annual principal maturities are as follows:

Periods ending October 31
2008	$750,000
2009	1,750,000
2,500,000
Less unamortized discount	(1,973,359)
$526,641

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

3.	CONVERTIBLE DEBENTURES – 2007 (continued)

(b) Trafalgar August 31, 2007 Financing

On August 31, 2007 the Company sold $1,000,000 Secured Convertible Debentures to Trafalgar (“August Trafalgar Debentures”). The August Trafalgar Debentures bear an interest rate of 12% compounded monthly from the date of issuance and have interest rate reduction provisions similar to the February Trafalgar financings.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share similar to the February Trafalgar financings.

In addition, the Company issued to Trafalgar warrants to purchase up to an aggregate of 2,000,000 common shares of the Company, with 1,000,000 shares subject to purchase at US$0.15 per share and 1,000,000 shares subject to purchase at US$0.22 per share, exercisable over the next 3 years.

When we evaluated the August Trafalgar Debentures and warrants, we concluded that equity classification was not appropriate under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $380,200, $954,394, and $0 respectively, based upon the fair values of these financial instruments. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $133,141.

The convertible debentures are payable interest only through January 2008 and thereafter in monthly installments through August 2009, at which time the then remaining $700,000 balance is due. The Company has also agreed to a redemption feature under which all proceeds generated by the exercise of previously issued non-Trafalgar warrants will be used to make principal payments towards any remaining balance. Accordingly, some previously issued non-Trafalgar warrants were exercised and the proceeds applied to the Convertible Debenture balance.

Annual principal maturities are as follows:

Periods ending October 31
2008	$	$ 1,000,000
$ 1,000,000
Less unamortized discount		(964,947)
	$	$ 35,053

(c)	Trafalgar September 26, 2007 Financing

On September 26, 2007 the Company sold $1,500,000 Secured Convertible Debentures (“September Trafalgar Debentures”) to Trafalgar. The September Trafalgar Debentures bear an interest rate of 11% compounded monthly.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

In addition, the Company issued to Trafalgar warrants to purchase up to an aggregate of 2,000,000 common shares at any time until September 26, 2010, with 500,000 shares at US$0.01 per share, 500,000 shares at

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

3.	CONVERTIBLE DEBENTURES – 2007 (continued)

US$0.10 per share, 500,000 shares at US$0.15 per share and 500,000 shares subject to purchase at US$0.22 per share. Other terms are similar to the previous Trafalgar transactions.

When we evaluated the September Trafalgar Debentures and warrants, we concluded that equity classification was not appropriate under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $495,250, $1,420,975, and $-0- respectively, based upon the fair values of these financial instruments. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $303,371.

The September Trafalgar Debentures have a maturity date of September 26, 2009 and are payable interest only for the first eight months. Beginning in June 2008, the Company must pay $71,660 per month in principal and interest. The Company must also pay a redemption premium on the amount of each monthly payment, which premium starts at 7% for June 2008, and increases by 1% per month. The Company will have a balloon payment of $848,333 on September 26, 2009. Annual principal maturities are as follows:

Periods ending October 31
2008	$289,550
2009	1,210,450
1,500,000
Less unamortized discount	(1,456,458)
$43,542

As discussed above, Trafalgar deducted $40,000 from the proceeds of this financing for registration rights liquidated damages on the February Trafalgar financings. See further notes on registration liquidated damages on Trafalgar financings elsewhere in this report.

(d)	Private Placement October 1, 2007 Financing

On October 1, 2007, the Company completed an $800,000 financing with a group of investors (“Purchasers”), each of which are related parties, by issuing to them debentures with a face amount of $800,000 and which have a maturity date of December 1, 2011 (“October Debentures”). (See Note 9.). The October Debentures bear an interest rate of 11% compounded monthly. Interest on the debentures will accrue for the first 24 months, compounded monthly, and thereafter be payable on the outstanding principal amount on a monthly basis until paid. Principal payments in the amount of $35,555.56 will be payable monthly beginning October 1, 2009, with the balance due at maturity. The principal due under the October Debentures will not be paid until after the Trafalgar debentures are paid.

The October Debentures are convertible at the Purchaser’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. The October Debentures have terms substantially equivalent to those purchased by Trafalgar, except that the principal due under the October debentures will not be paid until after the Trafalgar debentures are paid, and the October Debentures are unsecured.

In addition, the Company issued to the Purchasers warrants to purchase up to an aggregate of 1,066,667 common shares at any time until September 26, 2010, with 266,666 shares at US$0.01 per share, 266,667 shares at US$0.10 per share, 266,667 shares at US$0.15 per share and 266,667 shares subject to purchase at US$0.22 per share.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

3.	CONVERTIBLE DEBENTURES – 2007 (continued)

When we evaluated the October Debentures and warrants, we concluded that equity classification was appropriate for the warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants on a relative fair value basis, the compound derivative embedded in the convertible debenture, and the convertible debenture itself in the amounts of $133,814, $896,800, and $ 16,000 respectively, based upon the fair values of these financial instruments. (The embedded compound derivative did not qualify for equity accounting). The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity-interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss amounting to $230,614.

Periods ending October 31
2008	$-
2009	35,556
2010	426,667
2011	337,777
$800,000
Less unamortized discount	(782,095)
$ 17,905

As of October 31, 2007 the Company had outstanding Convertible Debentures as follows:

Amount
a) 2007 Trafalgar Convertible Debenture February 28, 2007	$526,641
b) 2007 Trafalgar Convertible Debenture August 31, 2007	35,053
c) 2007 Trafalgar Convertible Debenture September 26, 2007	43,542
d) 2007 Private Placement Convertible Debenture October 1, 2007	17,905
$623,141

4.	WARRANTS

On August 24, 2007 the Company issued warrants to Knightsbridge Consulting for 1,000,000 common shares at $0.15. The warrants expire on February 28, 2011. Fair value at date of issuance using the Black-Scholes- Merton formula was approximately $140,000. These warrants were determined to be compensation and recorded in additional paid in capital at the fair value. At October 31, 2007 the $140,000 warrant compensation expense was recorded in Other Operating Expenses.

5.	CALCARS ACQUISITION

On October 1, 2007, the Company completed its acquisition of substantially all of the assets of Calcars AB, Inc. and Astra Financial Services, Inc., each of which were solely owned by John Calcott (together, “Calcars”). The Company made this acquisition through a newly formed wholly-owned subsidiary, Carbiz Auto Credit AQ, Inc. Calcars operated the fourth largest chain of “buy-here pay-here” auto dealerships in the US with 26 dealerships throughout the Midwest, three of which will be closed by the Company. By virtue of the acquisition, the Company will operate 23 dealerships in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma, in addition to the three dealerships it operates in Florida. The primary purpose of this acquisition was to combine the Calcars locations with the Carbiz locations and to utilize the Carbiz suite of business solutions, which include dealer software products focused on the “buy-here pay-here” markets, to move Carbiz forward with its previously announced growth plans. Calcars operations are included from October 1, 2007 in the results of opertions for the three months and nine months ended October 31, 2007.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

5.	CALCARS ACQUISITION (continued)

The consideration paid by the Company to Calcars consisted of cash in the amount of approximately $18.6 million (the “Closing Payment”) plus the assumption of certain liabilities of Calcars. The Closing Payment was funded by a line of credit provided to the Company by SWC Services LLC (“SWC”), an affiliate of Colossus Capital Fund, L.P. (“Colossus”), which was the Company’s senior lender. The Closing Payment was used to repay the obligations of Calcars to its senior lender, which was also an affiliate of Colossus.

The asset purchase has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The preliminary allocation of the purchase price is based upon estimates of the fair values of the assets acquired and liabilities assumed. The total purchase price has been allocated to assets acquired and liabilities assumed based on management’s best estimates of fair value, and there was zero excess cost over net tangible and identifiable intangible assets acquired to allocate to goodwill.

The following table represents the preliminary allocation of the purchase price for our acquisition of Calcars.

The total purchase price of the acquisition is as follows:

Fair Values at October 1, 2007
Notes receivable, net of reserves	$18,525,497
Vehicle Inventory, net of reserves	205,390
Property and Equipment	514,057
Total purchase price	$19,244,944

The transaction was funded as follows:

Cash – funded by new line of credit	$18,559,709
Current liabilities assumned	685,235
Total consideration	$19,244,944

The estimated values of Notes Receivable were based upon their expected collections net of reserves for uncollectable accounts. No present value calculations were considered due to their short-term nature (18 – 22 months). These notes bear interest at rates approximating market rates for loans with similar credit characteristics. Vehicle Inventory was valued at estimated selling prices less the cost of refurbishment and a reasonable profit allowance for the selling effort. Very few of these vehicles were deemed appropriate for resale to customers by Carbiz. As such, most vehicles were returned to wholesale dealers in the area. Property and equipment was also estimated based upon its historical net book value as there was no appreciated real estate and the historical net book value of the office equipment, furniture and computers most closely approximated fair value.

Calcars offered a vehicle replacement program (“VSP”) where, under certain circumstances, customers may return vehicles and Calcars will provide the customer with a replacement vehicle. Although Carbiz will not offer this program it will honor existing Calcars contracts under this program. The related warranty liability has been accured.

The following unaudited pro forma financial information gives effect to the Calcars acquisition, as if it had occurred at the beginning of the respective period. Unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of those periods.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

5.	CALCARS ACQUISITION (continued)

	Nine months ended October 31
	2007	2006
Proforma consolidated revenue	$23,581,000	$29,817,000
Proforma consolidated net loss	$(7,402,000)	$(1,745,000)
Proforma consolidated basic and diluted loss per share	$(0.11)	$(0.04)

In order to effectuate the acquisition, the Company entered into an amended and restated credit agreement with SWC Services LLC (“SWC”). See Note 6 below. In connection with such amendment, SWC required that the Company obtain additional subordinated debt funding, which the Company obtained through the issuance of additional subordinated debentures to Trafalgar (the August 31, 2007 and September 26, 2007 financings), and a group of individual investors (the October 1, 2007 financing) which include certain directors of the Company and their affiliates. See Note 9.

6.	LINE OF CREDIT AND TERM LOAN FINANCING

On October 1, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Credit Agreement”) with SWC Services LLC, as initial lender and administrative agent, the other lenders who become a party to the Amended Credit Agreement from time to time (collectively, the “Lenders”), and AGM, LLC as Additional Collateral Agent. SWC Services LLC is an affiliate of the Company’s former senior lender, Colossus Capital Fund, L.P.

The Amended Credit Agreement has a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of up to $21.925 million. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

The Company borrowed approximately $18.6 million under the term loan to finance the repayment of the senior debt of Astra Financial Services, Inc. and Calcars AB, Inc., in connection with the transaction discussed in Note 5. The Company had the right up to an additional $2.325 million under the term loan on November 1, 2007, and the remaining $1 million on January 2, 2008. Accordingly, the Company borrowed $2.285 million of this amount, and the remainder of the November 1, 2007 commitment expired. The commitment for the additional $1 million under the term loan will expire at the close of business on January 2, 2008, if any of such funds are not drawn on such date. The November and January draws under the term loan, as well as the revolving receivable loan facility and revolving floor plan loan facility, may be used to finance the Company’s working capital needs.

The Amended Credit Agreement is secured by a first priority interest in all the existing and after acquired tangible and intangible assets of the Company and its subsidiaries.

All borrowings under the Amended Credit Agreement will accrue interest at 12% per annum until September 30, 2008. Beginning October 1, 2008, through January 31, 2009, the interest rate on the term loan will increase to 18% per annum; beginning February 1, 2008, through July 31, 2009, the interest rate on the term loan will increase to 21% per annum; beginning August 1, 2009, through January 31, 2010, the interest rate on the term loan will increase to 24% per annum. Payment of all interest on the term loan in excess of 12% per annum will be deferred until February 1, 2010, on which date all such deferred interest will be due and payable, unless waived as described below.

All deferred interest on the term loan as described above will be waived by the lenders as follows: the interest rate will be 12% per annum for any time between October 1, 2008 and January 31, 2009 when the outstanding principal balance of the term loan is less than $7,500,000; the interest rate will be 12% per annum for any time between February 1, 2009 and July 31, 2009 when the outstanding principal balance of the term loan is less than $4,000,000; and the interest rate will be 12% per annum for any time between August 1, 2009 and January 31, 2010 when the outstanding principal balance of the term loan is less than $2,000,000.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

6.	LINE OF CREDIT AND TERM LOAN FINANCING (continued)

Beginning February 1, 2010, through January 31, 2011, the interest rate on the term loan will increase to 28% per annum. Thereafter, the interest rate on the term loan will increase by 3% per annum every six months until paid.

Upon the occurrence and during the continuance of an event of default under the Amended Credit Agreement, the applicable interest rate will be increased by 6% per annum.

Under the term loan agreement, all payments collected from consumer loans acquired in the Calcars purchase are applied to principal and accrued interest of the term loan. The amount of payments expected to be collected and applied to the principal balance during the next twelve months is shown on the balance sheet as the current portion of long term debt. Any outstanding balance due under the term loan is required to be repaid in twelve equal monthly installments beginning May 1, 2010.

The Company must pay a termination fee if the Amended Credit Agreement is fully repaid and terminated prior to its scheduled maturity date. If the Amended Credit Agreement is repaid during the first 12 months, the fee is 4.00% of the total outstanding balance due under the receivables facility and the floor plan facility; if it is repaid during months 13 through 24, the fee is 3.00%; if it is repaid during months 25 through 36, the fee is 2.00%; and if it is repaid during months 37 through 48, the fee is 1.00% .

Under the terms of the Amended Credit Agreement, the Company was required to pay a facility commitment fee of $150,000 to the Lenders upon the signing of the Amended Credit Agreement, but the asset management fees and unused line fees were eliminated. The Company will also reimburse the Lenders for certain reasonable expenses for financial, legal and collateral due diligence in connection with the Amended Credit Agreement.

The Company paid a fee of $875,000 to GVC Financial Services, LLC, $225,000 of which was for consulting services, in connection with this financing pursuant to the term of its agreement for the representation of the Company for the facilitation of financing facilities, dated December 18, 2006. There were an additional $350,000 of transaction fees for an aggregate of $1,225,000. (Included in deferred financing cost on the October 31, 2007 balance sheet).

The Amended Credit Agreement also contains customary covenants and provides for customary events of default. At October 31, 2007 the Company had total outstanding borrowings under the Amended Credit Agreement as follows:

Amount
Revolving line of credit	$310,597
Term Loan	19,574,623
Total line of credit including long-term portion	$19,885,220
Inventory floor plan	$350,000

At October 31, 2007 interest expense from commencement of the facility through October 31, 2007 was $217,774. The Company had incurred approximately $446,087 of deferred financing costs from the original February, 2007 line of credit, the unamortized balance at October 1, 2007 of $409,533 was written off as a loss on impairment.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

7.	DERIVATIVE LIABILITIES

	(a)	2004 Debenture Conversion Warrants

In accordance with EITF 00-19, these warrants were determined to be classified as derivative liabilities and marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. On August 3, 2007 a warrant holder exercised 460,500 warrants resulting in approximately $52,500 in proceeds. The warrant holder is the spouse of an executive officer of the company.

On September 27, 2007 a second warrant holder exercised 416,617 warrants resulting in approximately $50,000 in proceeds. These proceeds were used to make a principal payment under the terms of the August Trafalgar Debenture financing. Accordingly a $3,750 early payment penalty was incurred and has been included in interest expense.

	(b)	Agent Warrants

As described in Note 9(a) and (e) of the January 31, 2007 Form 10-KSB, the Company had engaged an agent for the 2004 Convertible Debenture financing. Accordingly, the Company also issued as of October 3, 2006 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.23, and 438,100 common share purchase warrants, with each warrant exercisable for one common share until October 3, 2011 at an exercise price of CDN$0.22. These 876,200 warrants were determined to be derivative liabilities.

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

	(d)	Trafalgar Debenture Warrants and Embedded Compound Derivative – February 28, 2007

As described in Note 3(a) herein, the Company issued 2,500,000 share purchase warrants for five years and an embedded compound derivative in conjunction with the February Trafalgar Debenture financing and these instruments were determined to be derivative liabilities.

	(e)	Trafalgar Debenture Warrants and Embedded Compound Derivative – August 31, 2007

As described in Note 3(b) herein, the Company issued 2,000,000 share purchase warrants for three years and an embedded compound derivative in conjunction with the August Trafalgar Debenture financing and these instruments were determined to be derivative liabilities.

	(f)	Trafalgar Debenture Warrants and Embedded Compound Derivative – September 26, 2007,

As described in Note 3(c) herein, the Company issued 2,000,000 share purchase warrants for three years and an embedded compound derivative in conjunction with the September Trafalgar Debenture financing and these instruments were determined to be derivative liabilities.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

7.	DERIVATIVE LIABILITIES (continued)

(g) Total Warrants and Compound Derivative Liability

As of October 31, 2007 the Company had derivative liability as follows:

	Warrants	Amount
2004 Conversion Warrants expiring October 6, 2009	9,462,400	$1,793,623
2004 Conversion Warrants expiring October 10, 2010	11,055,264	2,211,984
2004 Conversion Warrants expiring April 6, 2011	314,276	62,885
2006 Private Placement Warrants expiring September 5, 2008	3,965,464	594,820
2004 Agent Warrants expiring October 6, 2011	876,200	166,086
2007 Trafalgar Warrants expiring February 28, 2012	2,500,000	580,250
2007 Trafalgar Embedded Derivative February 28, 2007	-	1,698,155
2007 Trafalgar Warrants expiring August 31, 2010	2,000,000	442,400
2007 Trafalgar Embedded Derivative August 31, 2007	-	592,285
2007 Trafalgar Warrants expiring September 26, 2010	2,000,000	459,400
2007 Trafalgar Embedded Derivative September 26, 2007	-	1,118,930
2007 Private Placement Embedded Derivative October 1, 2007	-	610,499
	32,173,604	$10,331,317

This derivative liability is adjusted quarterly based on a value model discussed in Note 2 herein and any changes in fair value are recorded as gain or loss on derivative financial instruments in the consolidated statements of operations. In addition to the warrants included as Derivative Liabilities in the table above, the Company has two additional warrants included as equity: Private Placement October 1, 2007 – 1,066,667; and Knightsbridge Warrants: 1,000,000.

8.	CASH FLOW INFORMATION

	(a)	Supplemental Information

	Nine months ended
	October 31, 2007	October 31, 2006
Cash paid during the period for Interest	$229,352	$29,227

(b)	Supplemental non-cash information

During the nine months ended October 31, 2006, the Company converted certain convertible debentures (see Note 4) which were treated as a conversion of debt and issuance of common shares in the amount of $1,406,529 and as such have not been included in the statement of cash flows. Interest of $76,805 for the Debenture conversion and interest of $28,895 for related party debt were exchanged for common shares totaling $105,600. See Note 9(a) to January 31, 2007 Form 10-KSB. During the nine months ended October 31, 2007, the Company issued $5,800,000 of Convertible Debentures in which $1,162,251 of proceeds were allocated to and capitalized as deferred financing costs.

As part of the Calcars acquisition described in Note 5, the Company assumned current liabilites of $685,235.

9.	RELATED PARTY TRANSACTIONS

On February 28, 2005, the Company entered into a joint venture agreement (JV1) with a member of the Company's Board of Directors (the “JV1 Agreement”). The purpose of this joint venture was to add five additional CAC centers in the state of Florida over five years. Under the JV1 Agreement, the Company contributed its intellectual property and permanent, non-exclusive license agreements in exchange for a 50% share of the joint venture. The director/joint venture partner contributed $500,000 for the remaining 50%

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

9.	RELATED PARTY TRANSACTIONS (continued)

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

	Nine Months Ended
	October 31, 2007	October 31, 2006
Sales	$388,869	$244,305
Cost of sales	302,712	201,090
Gross Profit	86,157	43,215
Operating Expenses (1)	108,763	86,656
Operating Income (Loss)	$(22,606)	$(43,441)
Depreciation	(835)	(835)
Net Income (Loss)	$(23,441)	$(44,276)
Total Assets	$400,337	$465,198

During the fourth quarter of the fiscal year ended January 31, 2007 the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by a significant stockholder. The amount was paid off in June 2007 with some of the proceeds from a Trafalgar financing.

As further described in Note 3(d), on October 1, 2007, the Company completed a financing with a group of investors, which include the spouse of Carl Ritter, Chief Executive Officer of the Company, the spouse of Vernon Haverstock, who is a director of the Company, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a director of the Company, and certain companies or trusts controlled by them. A committee of the Board of Directors of the Company, composed of two directors who were not purchasing any of the debentures and warrants, approved the issuance of the debentures and warrants, finding the transaction to be in the best interest of the Company and the shareholders based upon the necessity for the Company to raise the additional funds quickly in order to be able to consummate the Calcars transaction (See Note 5), and the fact that the terms of the debentures and warrants contained the same terms as those issued to Trafalgar on September 26, 2007, except that the terms of the October 1, 2007 debentures made them subordinate to both the Company’s senior credit facilities and the debentures issued to Trafalgar, and the October 1, 2007 debentures are unsecured.

10.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS

The Company operates and manages its business in three segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC” and its new acquisition “Carbiz Auto Credit AQ” or “AQ”), its used car sales and financing joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). Approximately 99% of the Company’s revenue is generated in the United States. In addition almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated TaxMax from the segment information. See Note 11 herein.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

10.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS (continued)

CAC purchases automobiles through auctions and sells them to end users at three car lots located in the State of Florida. When required, the Company will also finance these sales with loans that are generally 80 weeks in length.

Software and Other Products consists of new sales and recurring monthly revenues for software products, new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

10.	SEGMENT INFORMATION FOR CONTINUING OPERATIONS (continued)

Three months ended October 31	2007
	Carbiz Auto Credit	JV1	Software and Other	Total
Sales	$716,036	$115,985	$575,533	$1,407,554
Cost of Sales	440,725	92,154	301,298	834,177
Gross Profit	275,311	23,831	274,235	573,377
Operating Expenses (1)	651,652	44,370	955,036	1,651,058
Income (Loss) From Segments	$(376,341)	$(20,539)	$(680,801)	(1,077,681)
Depreciation & Amortization				(17,106)
Total Operating Income (Loss)				$(1,094,787)
		-
Total Assets	$19,323,318	$400,337	$4,482,247	$24,205,902
	2006
Sales	$121,326	$73,543	$609,372	$804,241
Cost of Sales	99,158	47,321	235,006	381,485
Gross Profit	22,168	26,222	374,366	422,756
Operating Expenses (1)	71,842	23,247	739,765	834,854
Income (Loss) From Segments	$(49,674)	$2,975	$(365,399)	(412,098)
Depreciation & Amortization				(17,259)
Total Operating Income (Loss)				$(429,357)
Total Assets	$(444,484)	$465,198	$904,055	$924,769
Nine months ended October 31	2007
	Carbiz Auto Credit	JV1	Software and Other	Total
Sales	$1,075,475	$388,869	$1,767,186	$3,231,530
Cost of Sales	703,158	302,712	763,100	1,768,971
Gross Profit	372,317	86,157	1,004,086	1,462,559
Operating Expenses (1)	793,106	108,763	2,953,346	3,855,215
Income (Loss) From Segments	$(420,789)	$(22,606)	$(1,949,260)	(2,392,656)
Depreciation & Amortization				(55,747)
Gain on Debt Forgiveness				391,337
Total Operating Income (Loss)		-		$(2,057,066)
Total Assets	$19,323,318	$400,337	$4,482,247	$24,205,902
	2006
Sales	$451,743	$194,117	$1,806,397	$2,452,258
Cost of Sales	459,125	150,902	698,020	1,308,047
Gross Profit	(7,382)	43,215	1,108,377	1,144,211
Operating Expenses (1)	161,394	86,656	1,852,885	2,100,935
Income (Loss) From Segments	$(168,776)	$(43,441)	$(744,508)	(956,724)
Depreciation & Amortization				(60,559)
Total Operating Income (Loss)				$(1,017,283)

Total Assets	$(444,484)	$465,198	$904,055	$924,769

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2007 and 2006
(unaudited)

11.	DISCONTINUED OPERATIONS

On May 16, 2006 the Company completed the sale of its TaxMax business to Tax Refund Services, Inc. located in Tampa, Florida. The proceeds of $442,000 received from the sale were used to expand CAC operations. The book value of the assets sold was $20,575, therefore, the Company realized a gain of $421,425 on the disposition. No reserves for disposition were deemed appropriate prior to the sale.

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

Since the October 1, 2007 acquisitions of the 26 dealerships in the midwest, the Company increased its operating dealerships 29. In any large operation like this, as a result of market conditions the Company may start-up, transfer, or discontinue individual store locations from time to time. The Company does not consider the changes affecting individual stores to be subject to discontinued operations accounting. As previously announced, the Company is in the process of closing three of the midwest locations acquired as part of Calcars and inventory and receivables applicable to those locations will be redeployed within other locations. The Company has determined to re-deploy the use of its St. Petersburg, Florida dealership to collections and make ready only, and is transferring its sales functions to the two other Florida dealerships.

12.	COMMITMENTS AND CONTINGENCIES.

As mentioned in the Notes outlining the various Trafalgar Convertible Debenture Financings, under certain circumstances, the Company is subject to liquidated damages for not having effective registrations in place on a timely basis for the underlying shares in the Trafalgar transactions. The Company has not recorded such possible penalties until the liability was incurred and the amounts due were fixed and determinable. $40,000 of liquidated damages were deducted from the proceeds of a Trafalgar transaction and recorded as interest expense at that time. In addition, on November 21, 2007 the Company was invoiced by Trafalgar for a total of $165,184 of liquidated damages. After deducting the $40,000 previously mentioned, the Company has recorded the remaining $125,184 as a third quarter interest expense. Since the registration rights agreements call for liquidated damages up to 15%, a remaining contingent liability of $209,816 remains under the $2,500,000 Trafalgar financing. In addition, the $1,000,000 August 31, 2007 and $1,500,000 September 26, 2007 Trafalgar financings have similar registration rights provisions (limited to 15%) with contingent amounts of $150,000 and $225,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Company’s interim condensed consolidated financial statements as of October 31, 2007 and the audited consolidated January 31, 2007 statements and notes reported in US dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

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

     Historically, we have been primarily in the business of developing, marketing and supporting products for the North American automotive industry. Our client base is made up of used and new automobile dealers, with over 80% of our clients specifically in the used vehicle business.

     In May 2004, we opened our first Carbiz Auto Credit center in Palmetto, Florida as a result of our decision to enter the direct automobile sales market. Our “credit center” is a used car dealership that offers financing on-site to customers with poor credit through the utilization of our software products and our Dealer Controlled Financing (DCF) business model. Rather than continuing to focus only on our existing software and consulting, it was our intent to expand and diversify our business by opening additional credit centers in the future. In November 2004, our second Carbiz Auto Credit location was opened in St. Petersburg, Florida, and our third location was opened in Tampa, Florida in July 2005. On October 1, 2007, we acquired substantially all of the assets and ongoing operations of twenty-six credit center locations in the Midwest. The locations include eight locations in Illinois, seven locations in Indiana, one location in Ohio, one location in Kentucky, two locations in Iowa, three locations in Nebraska, and four locations in Oklahoma. Subsequently, two locations in Illinois and one location in Nebraska were merged into nearby locations. As a result of that acquisition, we now operate a total of twenty-six Carbiz Auto Credit locations in eight states.

     In terms of our existing software and consulting businesses, we believe that our Independent Dealer Accounting (IDA) software and the related consulting will drive our software revenue and consulting services growth in the near term. To date, it has been installed in over 30 dealerships, with continuing interest on the part of independent dealers. We believe that there is an industry-wide movement towards the adoption of standardized accounting procedures and financial reporting within the independent dealer population. During the development of our IDA software, we have worked closely with the NIADA (National Independent Automobile Dealer Association) and NABD (National Alliance of Buy Here-Pay Here Dealers), and have received the “Approved Vendor for Standardized Accounting” designation from NIADA, a designation that indicates to the dealer community that IDA operates properly in producing appropriate audit trails, transaction processing, and financial reporting as defined by NIADA. Although NIADA approval is not required for a company to market its products to independent automobile dealers, we believe that the NIADA “Approved Vendor” designation will provide additional market acceptance of IDA as a specific accounting solution for independent dealers throughout North America.

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

Use of Estimates

     In preparing our financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue, derivative financial instruments and other share based payments.

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

Derivative Liability

     We account for warrants and other embedded features issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants and embedded features is required to be classified as a derivative liability. The fair value of such instruments classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Three Month Financial Information

     The following summary of selected financial information for the three months ended October 31, 2007 and 2006 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended October 31, 2007 and 2006.

Three months ended October 31, 2007 compared to the three months ended October 31, 2006

		% of		% of
	October	Revenue	October	Revenue
	2007		2006
Revenue	$1,407,554	100.0	804,241	100.0
Cost of sales	$834,177	59.3	381,485	47.4
Gross profit	$573,377	40.7	422,756	52.6
Gain on debt forgiveness	$-	-	-	-
Operating expenses	$1,668,164	118.5	852,113	106.0
Operating income (loss)	$(1,094,787)	(77.8)	(429,357)	(54.6)
Interest expense	$(595,542)	42.3	(47,767)	5.9
Gain (loss) on derivative instruments	$(656,350)	46.6	(2,817,530)	350.3
Write-off of deferred loan costs	$(409,533)	29.1	-	-
Minority interest income (loss)	$10,687	0.8	(1,302)	0.2
Net income (loss) from continuing operations	$(2,745,525)	(195.1)	(3,295,956)	(409.8)
Net income (loss) from discontinued operations	$-	-	-	-
NET INCOME (LOSS)	$(2,745,525)	(195.1)	(3,295,956)	(409.8)
Income (loss) per common share	$(0.04)		(0.07)
Total assets	$24,205,902		1,024,768
Long-term liabilities	$10,022,920		141,766

Revenue

     In the three months ended October 31, 2007, our revenues from continuing operations increased by $603,313 compared to our three-month revenue during the previous period ended October 31, 2006. This increase was due to an increase of $637,152 in sales by our Carbiz Auto Credit operating unit and a decrease of $39,211 in sales by our software and consulting division during the three month period ending October 31, 2007 when compared to the same period of 2006. Carbiz Auto Credit generated sales of $832,021, including $716,036 from our Company-owned locations and $115,985 from our joint venture location during the three months ended October 31, 2007. The increase in revenue from our Company-owned locations was the result of additional sales at existing locations compared to the same period ended October 31, 2006, as well as one month of interest income associated with the loan portfolio acquired on October 1, 2007. As the full sales operations of the 23 acquired locations are reflected in subsequent periods, sales revenue will increase in accordance with the increase in volume of cars sold and interest income for those locations.

Cost of Sales

     Our cost of sales expense increased by $452,692 for the three months ended October 31, 2007, compared to same period ended October 31, 2006. Carbiz Auto Credit operations cost of sales increased by $386,400, including an increase in costs of $341,567 from our Company-owned locations and an increase of $44,833 from our joint venture location during the three months ended October 31, 2007, and all other parts of the operation increased cost of sales by $66,292 during the three months ended October 31, 2006. The increase in cost of sales in our Company-owned locations was the result of additional sales at existing locations compared to the same period ended October 31, 2006 as well as one month of costs associated with the locations acquired on October 1, 2007. The increase in cost of sales in our joint venture location was the direct result of additional sales compared to the same period ended October 31, 2006. As the full sales operations of the 23 acquired locations are reflected in subsequent periods, cost of sales will increase in accordance with the increase in volume of cars sold and car lot staffing levels for those locations.

Expenses

     For the three months ended October 31, 2007, our operating expenses increased by $816,204 compared to the same period ended October 31, 2006. The Carbiz Auto Credit operating expenses increased by $600,933, including an increase of $579,810 from our Company-owned locations and an increase of $21,123 from our joint venture location during the three months ended October 31, 2007, while operating expenses for other segments increased by $215,271 during the three months ended October 31, 2007. This increase was primarily due to currency exchange expense and legal expenses related to the preparation and closing of the acquisition, convertible debentures and amended credit facility. Personnel expense and selling expense increased by a total of $127,819 as a result of increased advertising and additional staff needed at our corporate locations to support the 23 additional acquired locations.

     While depreciation and amortization expenses decreased by $153 for the three months ended October 31, 2007 as compared to the same period ended October 31, 2006, depreciation and amortization expenses will increase in future periods as a result of fixed assets acquired as part of the October 1, 2007 acquisition.

Interest Expense

     Our interest and other expenses increased by $547,775 for the three months ended October 31, 2007, compared to the same period ended October 31, 2006, as a result of the closing of the four convertible debentures and both the original and amended line of credit. The convertible debenture financings incur interest expense and the write off of deferred financing costs. The current line of credit balance reflects the total borrowed against the acquired loan portfolio. We anticipate our interest expense will increase over this and subsequent years related to the Trafalgar Debentures and as we draw down on our credit facility with SWC Services LLC.

Gain/Loss on Derivative Instruments

     Our loss on derivative instruments decrease by $2,161,180 for the three months ended October 31, 277, compared to the same period ended October 31, 2006. During the 2006 period, the Company incurred non-cash expenses of $2,817,530, the majority being $2,509,602 of warrant liability for warrants issued in conjunction with the September, 2006 private placement and the October, 2006 conversion of previously issued convertible debentures. During the 2007 period, the Company incurred non-cash expenses of $656,350 for a variety of derivative liability related adjustments to fair value and day one derivative losses on new financings.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and new sales, new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the three months ended October 31, 2007 decreased by $33,839 over the prior period ended October 31, 2006.

Carbiz Auto Credit

     On October 1, 2007, through our newly formed wholly-owned subsidiary, Carbiz Auto Credit AQ, Inc., we completed the acquisition of substantially all of the assets of Calcars AB, Inc. and Astra Financial Services, Inc., each of which were solely owned by John Calcott (together, "Calcars"). Under the terms of the transaction, we paid Calcars cash in the amount of approximately $18.6 million (the "Closing Payment") and assumed certain immaterial liabilities of Calcars. The Closing Payment was funded by SWC Services LLC ("SWC"), an affiliate of Colossus Capital Fund, L.P. ("Colossus"), which was our senior lender. The Closing Payment was used to repay the obligations of Calcars to its senior lender, which was also an affiliate of Colossus. We purchased substantially all of the fixed assets of Calcars and in excess of $27 million in receivables.

     Calcars was the fourth largest chain of "buy-here pay-here" auto dealerships in the country. Calcars' consolidated revenues for 2006 were more than $36 million, which would have increased CarBiz revenues by almost 10 times. Before the acquisition, our CarBiz Auto Credit division had established three buy-here pay-here dealerships in Florida - all in the Tampa Bay region.

     The purchase included a regional office and 26 retail facilities in seven states. Three of the acquired stores have been consolidated into nearby stores. The remaining 23 dealerships are located in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma. It also included a portfolio of consumer loans in excess of $27 million and fixed assets valued in excess of $500,000.

     The funding package for the acquisition includes a senior credit facility with a maximum commitment of $30 million that provides for floor planning inventory, a term loan for acquiring the assets and a credit facility to provide capital for growing the business. In the final three months of our fiscal year, through January 31, 2008, we will apply CarBiz's proven processes and techniques to the newly acquired locations, then work to optimize results in the first quarter of next fiscal year.

     The increase in sales activity during the three months ended October 31, 2007 was the result of an increase in inventory levels at our three existing locations due to an increase in cash available for the purchase of inventory after the closing and funding of the August and September Trafalgar Debentures and the credit facility under the amended agreement with SWC as well as the interest income generated during the final month of the period after the portfolio acquisition.

     While the revenue total for the company owned locations reflects the interest income for one month after the Calcars acquisition, because those locations did not have dealer licenses during that time they did not produce any auto sales revenue. However, all car lot personnel costs for the one month period are reflected in the cost of sales total, resulting in a negative gross margin for the period.

Nine Month Financial Information

     The following summary of selected financial information for the nine months ended October 31, 2007 and 2006 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended October 31, 2007 and 2006.

Nine months ended October 31, 2007 compared to the nine months ended October 31, 2006

	October	% of	October	% of
	2007	Revenue	2006	Revenue
Revenue	$3,231,530	100.0	$2,452,258	100.0
Cost of sales	$1,768,971	51.2	$1,308,047	53.3
Gross profit	$1,462,559	48.8	$1,144,211	46.7
Gain on debt forgiveness	$391,337	21.5	$-	-
Operating expenses	$3,910,962	121.0	$2,161,494	88.1
Operating income (loss)	$(2,057,066)	(63.7)	$(1,017,283)	(41.5)
Interest and other expense	$(834,479)	25.8	$(179,814)	7.3
Gain (loss) on derivative instruments	$(1,408,092)	43.5	$(2,817,530)	114.9
Write-off of deferred financing costs	$(409,533)	12.7	$-	-
Minority interest income (loss)	$11,721	0.4	$22,138	0.9
Net income (loss) from continuing operations	$(4,697,449)	(145.4)	$(3,992,489)	(160.0)
Net income (loss) from discontinued operations	$-	-	$556,783	22.7
NET INCOME (LOSS)	$(4,697,449)	(145.4)	$(3,435,706)	(140.1)
Income (loss) per common share	$(0.07)		$(0.07)
Total assets	$24,205,902		$1,024,768
Long-term liabilities	$10,022,920		$141,766

Revenue

     In the nine months ended October 31, 2007, our revenues from continuing operations increased by $779,272 compared to our nine-month revenue during the previous period ended October 31, 2006. This increase was due to an increase of $818,484 in sales by our Carbiz Auto Credit operating unit and a decrease of $39,211 in sales by our software and consulting division during the nine months ended October 31, 2007 when compared to the same period ended October 31, 2006. Carbiz Auto Credit generated sales of $1,464,344, including $1,075,475 from our Company-owned locations and $388,869 from our joint venture location during the nine months ended October 31, 2007. The increase in revenue from our Company-owned locations was the result of additional sales at existing locations compared to the same period ended October 31, 2006, as well as one month of interest income associated with the loan portfolio acquired on October 1, 2007. As the full sales operations of the 23 acquired locations are reflected in subsequent periods, sales revenue will increase in accordance with the increase in volume of cars sold and interest income for those locations.

Cost of Sales

     Our cost of sales expense increased by $460,924 for the nine months ended October 31, 2007, compared to the same period ended October 31, 2006. Carbiz Auto Credit operations cost of sales increased by $395,844, including an increase in costs of $244,033 from our Company-owned locations and an increase of $151,810 from our joint venture location during the nine months ended October 31, 2007, and all other parts of the operation increased cost of sales by $65,080 during the six months ended October 31, 2007. The increase in cost of sales in our Company-owned locations was the result of additional sales at existing locations compared to the same period ended October 31, 2006 as well as one month of costs associated with the locations acquired on October 1, 2007, while the increase in cost of sales in our joint venture location was the direct result of additional sales compared to the same period ended October 31, 2006. As the full sales operations of the 23 acquired locations are reflected in subsequent periods, cost of sales will increase in accordance with the increase in volume of cars sold and car lot staffing levels for those locations.

Gain on debt forgiveness

     During the nine months ending October 31, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

Expenses

     For the nine months ended October 31, 2007, our operating expenses increased by $1,749,468 compared to the same period ended October 31, 2006. The Carbiz Auto Credit operating expenses increased by $653,819, including an increase of $631,712 from our Company-owned locations and an increase of $22,107 from our joint venture location during the nine months ended October 31, 2007, while operating expenses for other segments increased by $1,100,461 during the nine months ended October 31, 2007. While overall operating expenses increased primarily due to currency exchange expense and legal expense, personnel expense and selling expense increased by a total of $166,135 as a result of increased advertising and additional staff needed at our corporate locations to support the 23 additional acquired locations.

     While depreciation and amortization expenses decreased by $4,812 for the nine months ended October 31, 2007 as compared to the same period ended October 31, 2006, depreciation and amortization expenses will increase in future periods as a result of fixed assets acquired as part of the October 1, 2007 acquisition.

Interest Expense

     Our interest and other expenses increased by $654,665 for the nine months ended October 31, 2007, compared to the same period ended October 31, 2006, as a result of the closing of the four convertible debentures and both the original and amended line of credit. The convertible debenture financings incur interest expense and the write off of deferred financing costs. The current line of credit balance reflects the total borrowed against the acquired loan portfolio. We anticipate our interest expense will increase over this and subsequent years related to the Trafalgar Debentures and as we draw down on our credit facility with SWC.

Gain/Loss on Derivative Instruments

     For the nine months ended October 31, 2007, we incurred a non-cash loss of $1,408,092 as a result of the fair value adjustment of outstanding derivative instruments and day one derivative losses on new financings. During the 2006 period, the Company incurred non-cash expenses of $2,817,530, the majority being $2,509,602 of warrant liability for warrants issued in conjunction with the September, 2006 private placement and the October, 2006 conversion of previously issued convertible debentures.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming. Our total software, consulting and other sales during the nine months ended October 31, 2007 decreased by $39,211 over the prior period ended October 31, 2006.

     Due to the announcement that effective at the end of the 2006 calendar year, we would no longer support one of our DOS-based programs, all users of that program committed to the change to our current product, and all of those installations were completed prior to July 31, 2007. We believe that our existing user base is remaining stable while new, incremental software sales should continue to add customers for consulting services. We believe the overall trend also indicates continuing growth of recurring revenue.

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

Carbiz Auto Credit

     The fastest growing segment of our business continues to be our Carbiz Auto Credit specialty consumer finance business. We operate facilities called “Carbiz Auto Credit,” that originate, underwrite, fund and collect auto loans to customers with credit difficulties. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes.

     On October 1, 2007 we acquired substantiall all the assets of Calcars, the fourth largest chain of "buy-here pay-here" auto dealerships in the country. Before the acquisition, our CarBiz Auto Credit division had established three buy-here pay-here dealerships in Florida - all in the Tampa Bay region.

     The purchase included a regional office and 26 retail facilities in seven states. Three of the acquired stores have been consolidated into nearby stores. The remaining 23 dealerships are located in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma. It also included a portfolio of consumer loans in excess of $27 million and fixed assets valued in excess of $500,000.

     The increase in sales activity during the nine months ended October 31, 2007 was the result of an increase in inventory levels at our three existing locations due to a increase in cash available for the purchase of inventory after the closing and funding of the August and September Trafalgar Debenture and the credit facility under the Amended Credit Agreement with SWC as well as the interest income generated during the final month of the period after the portfolio acquisition.

     As of the period-ended October 31, 2007, the total Carbiz Auto Credit loan portfolio was $22,292,432. The allowance for doubtful accounts at the same date was $4,414,002. The allowance for doubtful accounts for the acquired portfolio was established as a reserve at the time of the purchase while the allowance for the new portion of the portfolio is established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance. All loans are made at a maximum interest rate of 29.9% APR, with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is done on each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

     As of January 31, 2007 and October 31, 2007, we had $67,990 and $2,472,019, respectively, in cash and cash equivalents. During the nine months ended October 31, 2007, we increased our accounts payable and accrued liabilities by $165,262, which totaled $1,397,872 at October 31, 2007. During the nine months ended October 31, 2007, we made debt repayments and capital lease payments totaling $451,669, which includes $215,990 paid to retire long term debt and $230,000 to retire short term debt to a related party.

     On February 28, 2007, we sold an aggregate of $2,500,000 secured convertible debentures to an investor, of which we have received $2,098,964 of net proceeds after deduction of fees and expenses as of the date of this report.

     On March 23, 2007, we closed a credit facility with Colossus Capital Fund, L.P. that has a maximum commitment of $10 million and expires on March 23, 2011. The initial amount of the credit facility is $5 million. The amount may be increased to $10 million at the option of Carbiz

     On August 31, 2007, we sold $1,000,000 secured convertible debentures to an investor, of which we have received $854,831 of net proceeds after deduction of fees and expenses as of the date of this report.

     On September 26, 2007, we sold $1,500,000 secured convertible debentures to an investor, of which we have received $1,244,832 of net proceeds after deduction of fees and expenses as of the date of this report.

     On October 1, 2007, we sold an aggregate of $800,000 secured convertible debentures to a group of investors, some of which are related parties, of which we have received $800,000 of gross proceeds as of the date of this report.

     On October 1, 2007, we entered into an amended credit facility with SWC Services LLC, as initial lender and administrative agent, the other lenders who become a party to the Amended Credit Agreement from time to time and AGM, LLC as Additional Collateral Agent. SWC Services LLC is an affiliate of the Company’s former senior lender, Colossus Capital Fund, L.P.

     The Amended Credit Agreement has a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, of which $310,597 was borrowed at October 31, 2007, a $2 million revolving floor plan loan facility, of which $350,000 was borrowed at October 31, 2007, and a term loan in the amount of up to $21.925 million, of which $19,574,623 was borrowed at October 31, 2007. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

     We used proceeds from the borrowings primarily to finance our operating loss, expand our Carbiz Auto Credit operations and fund the acquisition of the assets purchased from Calcars.

     As of October 31, 2007, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to	Greater than
	One Year	Years	Five Years	Five Years	Total
Operating Leases	$1,143,052	$909,537	$38,520	$-	$2,091,109
Capital Leases	8,217	4,490	-	-	12,707
Long-Term Debt	10,638,611	9,596,609	-	-	20,235,220
Convertible Debentures	2,039,550	2,996,006	764,444		5,800,000
Interest (1)	542,766	332,674	-	-	875,440
	$14,372,196	$13,839,316	$802,964	$-	$29,014,476

(1)

Does not include our credit facility with SWC that has a maximum commitment of $30 million and expires on September 30, 2011. At October 31, 2007, we had total outstanding borrowings under the credit facility of $19,885,220.

     Based on nine month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are expected to be sufficient to fund our operations until January 2009. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off-Balance Sheet Arrangements

As of October 31, 2007, we do not have any off-balance sheet arrangements.

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

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred in our existing operations during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously mentioned, we acquired the Calcars operations on October 1, 2007 and we immediately began to transition the Calcars operations to the Carbiz suite of business solutions which includes dealer software products focused on the “buy-here- pay-here” markets. Carbiz is also implementing changes to Calcars operating and internal controls with a goal of public company internal control standards.

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

CARBIZ INC.

Date: December 17, 2007	By:	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)