Form 10KSB
period 2008-01-31
CARBIZ INC
filed 2008-04-30
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-52209

CARBIZ INC.
(Name of small business issuer in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7115 16th Street E
Sarasota, Florida 34243
(Address of principal executive offices) (Zip Code)

(941) 952-9255
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [   ]

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

The Issuer’s revenues for its most recent fiscal year were US$8,155,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 18, 2008, was
US$4,544,027.

The number of shares outstanding of each of the Issuer’s classes of equity as of April 28, 2008, was 69,190,911 common shares.

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

CARBIZ INC.

FORM 10-KSB

For the Year Ended January 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statements by our use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

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

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we have recently acquired or those we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all loses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	potential infringement by us of third parties’ proprietary rights;

(xv)	defects in our products;

(xvi)	our compliance with privacy laws;

(xvii)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated; and

(xviii)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions;

as well as the matters identified in the Risk Factors section.

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

     We currently operate one wholly-owned subsidiary in the United States, Carbiz USA Inc., which is incorporated in the State of Delaware. Carbiz USA Inc. also has four operating subsidiaries in the United States, Carbiz Auto Credit, Inc., Carbiz Auto Credit AQ, Inc., Texas Auto Credit, Inc, and Carbiz Auto Credit JV1, LLC, all of which are incorporated in the State of Florida.

     On February 25, 2005, we entered into a joint venture agreement with an entity controlled by one of our directors for ownership of a 50% interest in Carbiz Auto Credit JV1, LLC, a limited liability company formed in Florida. On January 24, 2008, we acquired the remaining 50% interest in Carbiz Auto Credit JV1, LLC, which is now a wholly owned subsidiary of Carbiz USA Inc. All of the subsidiaries of Carbiz USA Inc. are in the consumer used auto sales and finance business.

     Our Canadian registered office is located at 180 Lesmill Rd, Toronto, Ontario, M3B 2T5. Our principal office is located at 7115 16th Street E, Sarasota, Florida 34243. Our telephone number is (941) 952-9255.

Our Businesses

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

     In addition to continuing to grow our software and consulting business, the main thrust of our expansion strategy has been establishing our own group of on-site auto finance credit centers in order to capitalize on our knowledge and experience in this area. We opened our first “Carbiz Auto Credit” finance center in Palmetto, Florida on May 10, 2004. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location which is now a wholly owned subsidiary, in Tampa, Florida in May 2006. On October 1, 2007, we acquired substantially all of the assets and ongoing operations of 26 credit center locations in the Midwest, 3 of which were subsequently merged into nearby locations. We also merged one of our Florida credit centers into the other Florida locations. On December 24, 2007, through a newly formed wholly-owned subsidiary, Texas Auto Credit, Inc., we acquired assets located in Houston, Texas, from AGM, LLC, including used automobile and light truck loans and an inventory of used automobiles and light trucks. In conjunction with the asset acquisition, we opened our first "Superstore" in Houston, Texas in December, 2007.

     As a result of these acquisitions, we now operate a total of 26 Carbiz Auto Credit locations in nine states. We believe the favorable economics and market opportunity in the Buy Here-Pay Here industry and our prior knowledge and expertise advising automobile dealerships in this industry positions us to be successful in the market.

     We have developed a solid and growing base of customers and revenue in our software and consulting division, and we currently serve over 3,500 clients across all 50 states who utilize one or more of our products and/or services. As a result of the sale of our TaxMax business on May 16, 2006, our products now fall into two primary categories: direct auto sales and financing through our wholly-owned operations and software products and business model consulting for operation of auto dealerships.

Carbiz Auto Credit

     Our “credit center” is a used car dealership that offers financing on-site to customers with poor credit through the utilization of our software products and our Dealer Controlled Financing (DCF) business model. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes. After several years of successful operation of our initial locations in Florida, we acquired the auto loan portfolio and ongoing operations of 26 credit center locations in the Midwest, with approximate 6000 loans in the portfolio. The locations include eight locations in Illinois, seven locations in Indiana, one location in Ohio, one location in Kentucky, two locations in Iowa, three locations in Nebraska, and four locations in Oklahoma. Subsequently, two locations in Illinois, one location in Nebraska and one location in Florida were merged into nearby locations.

     The December 2007 Texas asset acquisition from AGM, LLC included a portfolio of approximately 1445 used automobile and light truck loans and an inventory of 245 used automobiles and light trucks. The Houston, Texas “Superstore” facility is significantly larger than our existing locations with enhanced service operations, collections and sales departments. The Houston facility will have an average vehicle price of $15,000 compared to under $6,000 at our existing locations and overall unit sales are expected to be up to four times that of our existing locations as well. Each of our 26 credit centers originates, funds, manages and collects loans for vehicles sold to customers.

The Buy Here-Pay Here Industry

     Buy Here-Pay Here is the common term for automobile dealers who use their own money to finance vehicles for customers. The term developed because the customer makes his/her car payment in person, at the same lot where they bought the vehicle. The customer base for these dealers is people who have poor or badly impaired credit histories, thus making conventional financing and even sub-prime financing unavailable to them. This includes customers with multiple bankruptcies, multiple accounts defaulted upon and charged-off by previous lenders, etc. They generally have low-paying jobs, no health insurance, and a history of not paying their bills. Nevertheless, all of these people typically need a car to get to work and for other basic transportation needs.

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

Markets

     As a result of changing demographics and a growing segment of the population with declining credit worthiness, we believe that the need for Buy Here-Pay Here dealerships continues to grow. Vertical integration also applies to the use of inventory by making older trade in vehicles that would otherwise be disposed of wholesale available for sale to the un-bankable customer, providing a higher margin on that vehicle.

     To date, we have opened three Carbiz Auto Credit centers in the State of Florida, acquired and operated 23 Carbiz Auto Credit centers in eight Midwest states, and acquired a portfolio of loans with the opening of our “Superstore” location in Houston, Texas. It is our intent to complete the integration of these credit centers, to refine the sales and underwriting procedures at the acquired locations, and to continue to enhance sales and collection results at each location.

Sales and Marketing

     Each credit center location conducts local advertising and marketing within its market area. Print advertising is placed in local auto shopper type publications as well as local general advertising type papers. Marketing flyers are also placed in local businesses where the appropriate demographic customer would be present, such as convenience stores, laundromats and check cashing locations. We also provide a $50 bonus to our current customers for a referral when a car sale is executed as a result.

Competition

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

     With respect to the financing services we provide through our credit centers in the states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights. We are also subject to periodic examination by applicable state regulatory authorities.

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

Dealer Software and Business Model Consulting

     Our dealer software solutions focus on finance, sub-prime finance, dealer provided on-site finance operations and dealer accounting solutions. After a series of acquisitions, we spent most of 2001 and 2002 consolidating over 60 separate software programs into three main programs (MSP, VisualCAT and IDA). We plan to continue developing, selling and maintaining each of these and the other products and services listed below, as well as identifying new products and services for the specialty consumer finance and automotive businesses.

     Our principal products include:

•
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

•
VisualCat – Provides dealers with the ability to offer prime and sub-prime financing through third- party lenders at the point of sale, including inventory management, storage of lender criteria, credit bureau access and contracting functionality. The program compares the credit parameters of each finance program offered by various lenders against customer data and determines which, if any, are available based on the buyer’s credit status and maximum monthly payment. VisualCAT is a Windows program written in Delphi and is available for delivery on a single personal computer, a local area network, or via the Internet. Recent enhancements include automated Internet credit report access, and automated access to the Office of Foreign Assets Control “bad guy” list.

•
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

•

Traffic Management System – Provides dealers with the ability to track walk-in and phone traffic in the dealership including follow-up list generation, sales result reporting and VisualCat interface functionality. Traffic Management System enables dealers to do the following:

	•	Track prospects and sold and cancelled customers,
	•	Provide a multitude of reports including salesperson activities, salesperson efficiency, customer and prospect contacts, customer analysis by model type and source, etc.,
	•	Provide daily follow-up scheduling, and
	•	Provide unlimited follow-up letters with an automated letter-printing program.

Effective traffic management can assist dealers in improving their closing ratios, selling more cars and increasing customer satisfaction.

•

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

•

Dealer Controlled Finance (“DCF”) Business Model Package – Provides dealers with a complete operation model for an on-site self funded auto finance dealership including policies and procedures, sales methods, collections methods and manager and associate training.

•

Guardian Consulting Service – Provides DCF dealers with a weekly review of goals, problem areas and operational results done through extraction of data from the dealer’s software, a written summary of results, and presentation of the report by conference call by a Carbiz consultant.

	•	On-site Consulting – Provides dealers with an on-site review of sales and collections policies and procedures including the presentation of a written summary of recommendations by a Carbiz consultant.

	•	Training – Provides dealers with a manager training class and an associate training class held monthly at the Carbiz facility in Sarasota, Florida.

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

Research and Development

     Research and development is carried out by a staff of program developers who maintain and enhance our current products as well as design and program new products for future release. As a result, these expenses are included in the total operating expenses of our software division along with product support rather than as a segregated expense or capital cost.

Government Regulations and Industry Standards

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

Employees

     We have 165 full-time employees and no part-time employees.

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

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our financial condition and operating results.

     We maintain an allowance for credit losses in an attempt to cover credit losses inherent in our loan portfolio. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. These adjustments could affect our results of operations and financial condition, as well as our access to credit under our senior credit facility.

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

     Alternatively, an economic recession could lead to an increase in consumer demand for lower priced used cars and trucks, such as those typically sold by us, leading to an increase in the prices for such vehicles at the wholesale level as well as a decrease in the supply of such vehicles, which could cause an increase in our costs and a reduction in our sales due to lack of inventory.

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

We may have difficulty in integrating our recent acquisitions.

     Certain risks are inherent in our acquisition strategy, such as the diversion of management’s time and attention and difficulties involved in combining disparate company cultures and facilities. We may not be able to integrate or manage businesses that we have acquired. Any difficulty in successfully integrating or managing the operations of acquired businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by existing operations or otherwise perform as expected.

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

     The auto financing services we provide at our credit centers, are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

     In the states in which we operate credit centers, we are required to obtain a dealer license for the retail sales of automobiles, with the application and approval process conducted through the state or county in which the sales location is located. In addition, in some states a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights. Under these regulations in such states, we are required to obtain a finance license for each location and we are also subject to periodic examination by state regulatory authorities.

     We are also subject to extensive federal regulation. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. Failure by us to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

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

Risks Related to Our Company

If we are unable to make significant principal payments on the term loans under our senior credit facilities, the interest rate will increase significantly and reduce our income accordingly.

     The term loans under our senior credit facilities, which have outstanding principal balances of $17.230 million and $16.916 million, provide for significant increases in the interest rate unless we are able to make significant principal payments each year. The initial interest rates on both loans were 12% and currently remains at 12%. If we do not make the required payments, the interest rate can increase periodically to the maximum legal rate. There can be no assurance that we will generate sufficient cash from operations to be able to make such principal payments. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” below for a description of the senior credit facilities and the terms loans.

We may not be successful in implementing our new business strategy.

     Historically, our business operations have been focused primarily on the development of our software and consulting products for the North American automotive industry related to the purchase and financing of automobile transactions and the operations of dealer provided on-site financing (Buy Here-Pay Here) businesses.

     In May 2004, we opened our first credit center, expanded to 3 locations in Florida during 2004 and 2005, and in 2007 we acquired the loan portfolios and operations of 26 credit center locations in eight states and opened our ‘Superstore’ in Houston, Texas. We subsequently merged 4 smaller locations into nearby locations. Our intent is to complete the integration of those acquisitions to achieve maximum sales, collections and operating results from those locations.

     At the time of our expansion into used car dealerships, our management team did not have extensive experience with directly operating used car dealerships or selling automobiles directly to consumers with poor credit. While management now has several years of such experience, management may not be able to successfully implement this new strategy with its expanded size and successfully compete in the used car finance business. If we are not successful in implementing this new business strategy, it would likely have a materially adverse effect on our financial position, liquidity and results of operations.

We have a history of losses and our revenues may not increase in the future. Additionally, several adverse conditions and events cast substantial doubt upon the validity of the assumption that we will continue as a going concern.

     We commenced operations in March 1998. We have incurred net losses in each fiscal year since inception. During the year-ended January 31, 2008, we incurred a loss of approximately $14,242,693, and at January 31, 2008, we had an accumulated deficit of approximately $41,076,177. As a result of our recent

12

acquisitions of additional credit centers, we have increased our operating expenses in recent periods. Our increases in operating expenses may result in losses in future periods. As a result, we will need our recently acquired locations to generate significantly greater revenues than we have to date to achieve profitability. We cannot assure you that our revenues will increase. Our business strategies may not be successful, and we may not be profitable in any future period.

     Further, the report from our independent auditors for the year-ended January 31, 2008 contains an explanatory paragraph stating that although our consolidated financial statements have been prepared assuming we will continue as a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption. These include our recurring losses from operations and our net capital deficiency. If the going concern assumption were not appropriate to our financial statements, then adjustments would be necessary in the carrying values of our assets and liabilities, the reported net loss and the balance sheet classifications used. These changes could negatively impact our financial results, and could adversely affect the price of our common shares.

The conversion of our convertible securities and the exercise of our warrants could result in substantial dilution to the interests of our shareholders.

     As of January 31, 2008, there were outstanding options convertible into approximately 8,438,041 common shares and warrants exercisable into approximately 33,956,936 common shares. We also had outstanding $5,753,488 in aggregate principal amount of debentures which are convertible into common shares. See footnote 7 to our audited financial statements filed herewith. The conversion or exercise of our outstanding convertible securities and warrants would substantially increase the number of our common shares issued and outstanding and may decrease the percentage ownership of our current shareholders.

The market price of our common shares could be reduced if the holders of our warrants or convertible debentures exercise such warrants or convert such debentures.

     Current holders of our outstanding warrants and convertible debentures have the right to exercise such warrants and convert such debentures into our common shares. If all of our warrant holders exercised such warrants and all of our convertible debenture holders converted such debentures into common shares, we would have to issue approximately 41,414,407 additional common shares.

     We have registered for resale by a group of our shareholders a total of 65,832,416 common shares, including 33,225,401 common shares which are issued and outstanding and 32,607,015 shares which may be issued upon conversion of convertible debentures or exercise of warrants. The number of common shares ultimately offered for sale by the selling shareholders under the registration statements filed with the SEC is dependent upon the number of shares converted under the convertible debentures or exercised under the warrants by the selling shareholders.

     Public re-sales of our common shares following such warrant exercises and conversion of such convertible debentures, whether under the registration statement or under Rule 144 could depress the prevailing market price of our common shares, depending upon market liquidity at the time. Even prior to the actual warrant exercises or debenture conversions, the perception of a significant market “overhang” resulting from the existence of our obligation to honor the warrant exercises and debenture conversions could depress the market price of our common shares.

Our payment of principal and interest due under certain outstanding debentures through the issuance of shares of common stock could cause the price of our common shares to decline.

     In February 2007, we issued three debentures in the aggregate principal amount of $2.5 million to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which currently bear interest at an annual rate of 8%. Beginning February 28, 2008, monthly principal payments of $125,000 and interest payments ranging from $20,333 to $9,376 are required to be paid under the debentures, with balloon payments totaling $1,000,000 due on February 28, 2009. We have the option of paying the principal and interest payments through the delivery of common shares, and under the Subordination and Inter-creditor Agreement among us, Trafalgar and SWC Services LLC (“SWC”), our lender under our senior credit facility, we are prohibited from making any principal payments to Trafalgar other than through the issuance of common shares. We have been making both principal and interest payments to Trafalgar under the debenture since February 2008 through the delivery of common shares, and have issued 497,868 shares with respect to the February, March and April payments. We anticipate that we will continue to make the principal payments through the delivery of common shares unless SWC agrees to allow us to pay such amounts in cash, but we expect to begin paying interest in cash at such time that cash flow from operations permits. We anticipate paying the balloon payment in February 2009 through the delivery of common shares unless SWC agrees to allow us to pay such amounts in cash, and we have such cash available to us. If such payments are made as described above, at the contracted conversion prices of the lesser of $0.22 or 85% of lowest daily closing bid price we would issue approximately 22.5 million additional common shares to Trafalgar. Recent conversions have been at 85% of the market price. Should the market price of our shares change, the number of shares issued would be subject to change. The common shares issued in payment of such principal and interest will be freely tradable by Trafalgar, and we expect that Trafalgar will sell such shares as soon as possible after receipt, depending on market liquidity. Substantial and sustained sales of our common stock by Trafalgar could cause the trading price of our common shares to decline.

Should our operating revenues fail to increase to provide sufficient cash flow to fund operations we may require additional financing, which we may be unable to obtain or which may have a dilutive effect on the percentage ownership of current shareholders.

     We estimate that our current cash flow from operations and our cash on hand are sufficient to fund our operations and service our debt obligations until approximately January 2009. We expect that principal payments due on Trafalgar debentures will continue to be made through the delivery of common shares, with the exception of the $1,000,000 due at maturity in August 2009. We are under contractual obligation, with the approval of SWC, to make cash payments on the $1,000,000 principal from the proceeds of any exercised warrants and options. We expect that warrants that expire in September 2008 will be exercised in an amount of up to $675,000, with the balance due paid from cash flow. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. We may not be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations and our ability to service our debt obligations. A failure to service our debt under the Trafalgar Debentures or our credit facility with SWC could result in a seizure of our assets. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

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

     Our present officers, directors and greater than 5% shareholders together own approximately 66.4% of our outstanding common shares and beneficially hold options and warrants through which they could purchase additional shares. If all such options and warrants were exercised, they would together beneficially own approximately 74.4% of our outstanding common shares. Our present officers and directors separately own 29,427,226 common shares or approximately 43.5% of our outstanding common shares and beneficially hold options and warrants through which they could purchase additional shares. If all such options and warrants were exercised, they would together beneficially own approximately 54.6% of our outstanding common shares. As a result, these shareholders, if they act together, are able to control all matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. However, at this time, we are not aware of any formal or informal agreement of such persons to act together on matters that may affect us. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of our common shares.

The market price of our common shares has fluctuated significantly in the past and is likely to fluctuate significantly in the future.

     Since October 3, 2006, our common shares have traded on the Over-The-Counter Bulletin Board between a low of $0.07 per share and a high of $0.41 per share. During the prior two years ending on October 3, 2006, our common shares traded on the TSX Venture Exchange between a low of Cdn$0.06 per share and a high of Cdn$0.40 per share. Furthermore, securities markets have experienced significant price and volume fluctuations and the market prices of the securities of finance-related companies, including automobile finance companies, have been especially volatile. Fluctuations in our common shares could result from, among other things:

•	quarterly variations in operating results;
•	short-selling of our common shares;
•	significant sales or issuances of our common shares or the perception that such sales or issuances could occur;
•	events affecting other companies that investors deem to be comparable to us; and
•	general economic trends and conditions.

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

So long as the market price of our common shares is less than $5.00 per common share, trading in our common shares will be subject to the penny stock rules.

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

     We expect that a significant portion of our future software revenue will be derived from the sale of newly introduced products and from enhancement of existing products. Our success will depend in part upon our ability to enhance our current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. We may not be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If we are unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, our business, financial condition, operating results and cash flows could be materially adversely effected. In light of the difficulties inherent in software development, we expect that we will experience delays in the completion and introduction of new software products.

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

Item 2. Description of Property.

     Our principal executive office located at 7115 16th Street E, Sarasota, Florida 34243, consists of approximately 7,500 square feet of office space. We pay $5,849 in rent per month to lease this property, and our lease expires on August 1, 2018. The lease for this property includes annual increases in rent of approximately 3% each year for the first ten years.

     Below is a summary of store and vehicle inventory locations by state as of January 31, 2008 and 2007.

	2008	2007
Florida	3	3
Illinois	6	-
Indiana	7	-
Iowa	2	-
Kentucky	1	-
Nebraska	3	-
Ohio	1	-
Oklahoma	4	-
Texas	1	-
Total	28	3

     Carbiz Credit Centers are typically located in medium to large metropolitan areas, and are located on leased properties between one and five acres in size. An existing structure is typically used to conduct business, with facilities typically ranging from 600 to 5,000 square feet. The average monthly lease amount is $3,875. We do not currently maintain any investments or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Item 3. Legal Proceedings.

     We are not a party to any legal proceedings as of the date of this report, the adverse outcome of which in our opinion, individually or in the aggregate, would have a material effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter ended January 31, 2008, there were no matters submitted to a vote of our security holders.

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

Over-The-Counter Bulletin Board

     The quarterly high and low bid information in U.S. dollars on the Over-The-Counter Bulletin Board of our common shares during the periods indicated are as follows:

	High	Low

Fiscal Year-Ending January 31, 2008
Fourth Quarter	$0.30	$0.16
Third Quarter	$0.41	$0.18
Second Quarter	$0.28	$0.09
First Quarter	$0.31	$0.12
Fiscal Year-Ending January 31, 2007
Fourth Quarter	$0.22	$0.06
Third Quarter (beginning October 3, 2006)	$0.15	$0.10

     These Over-The-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 18, 2008 the closing sales price for our common shares was $0.20 per share on the Over-The-Counter Bulletin Board.

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

Holders

     As of March 31, 2008, there were approximately 127 holders of record of our common shares based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is American Stock Transfer & Trust Company with an office located at 59 Maiden Lane, New York, New York 10038 and whose phone number is (212) 936-5100.

Dividend Policy

     We have never declared or paid any cash dividends on our common shares. The payment of any future dividends will be of the sole discretion of our board of directors. We currently intend to retain earnings to finance the expansion of our business and, therefore, we do not anticipate paying dividends in the foreseeable future. Our current credit facilities prohibit the payment of dividends.

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

Recent Sales of Unregistered Securities

Unregistered warrants to purchase common shares issued to investor relations consultant

     On August 24, 2007 we issued warrants to Knightsbridge Consulting to purchase 1,000,000 common shares at $0.15 per share. The warrants expire on February 28, 2011.

Unregistered shares issued to investor relations consultant

     On October 1, 2007, we issued 125,000 common shares to an investor relations consultant in consideration for a twelve month consulting agreement. We valued the shares at $0.32. The value of the consultant shares was based on market value at that date.

Unregistered shares issued to officers and directors for directors fees and management bonuses

     On January 24, 2008, the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2008, to be paid in shares of common stock. Accordingly, we issued 480,766 shares valued at $0.26 per share aggregating $125,000. The value of the shares was based on market value at that date.

Unregistered shares issuable to investment bankers

     On April 7, 2008, we entered into a Financial Advisory and Investment Banking Agreement with Pointe Atlantic, Inc., of Tampa, Florida. Pursuant to the agreement, Pointe Atlantic will provide us with various investment banking services. We have agreed to pay an initial retainer of $5,000 in cash, which was paid upon execution of the agreement, and 250,000 common shares, which are to be issued to Pointe Atlantic on May 15, 2008. We have also agreed to pay a monthly fee of $2,500 for six months, and to reimburse Pointe Atlantic for their expenses incurred in providing services under the agreement.

     The agreement also provides for the issuance to Pointe Atlantic or its designee of warrants to purchase 2 million common shares of Carbiz stock for $0.15 each upon the consummation of a $5 million equity offering by us. The warrants will expire one year after issuance.

     The agreement also provides for the payment to Pointe Atlantic of a fee for any private equity securities offerings after any successful $5 million equity offering by us prior to June 16, 2008, equal to 8% of the gross proceeds, plus a non-accountable expense allowance equal to 2% of the gross proceeds, plus warrants to purchase 10% of the number of securities issued in the offering. Such warrants will expire two years after issuance.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our software and related consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the successful implementation of our business strategy; our need for additional financing; our dependence on key personnel; risks related to sub-prime borrowers; risks related to general economic conditions; competition; government regulation; risks related to joint venture arrangements; protection of our proprietary rights; potential infringement by us of third parties’ proprietary rights; risks related to product defects; our compliance with privacy laws and the other additional risks and uncertainties identified under the caption “Risk Factors,” in Item 1 – Description of Business and elsewhere in this report. You are encouraged to review these risk factors and this additional information carefully. An investment in our common shares involves substantial risk and could result in the loss of your entire investment. The following discussion should also be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

     Our revenue has been derived from two sources, which include:

  Direct auto sales and related financing (Carbiz Auto Credit centers) through our self provided on-site specialty finance business at 26 company owned locations; and

  Software product and support sales and business model consulting services through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services.

     Historically, we have been a software company that has also offered business model consulting services to, the North American automobile industry. In May 2004, we decided to enter the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.

     Over the past six months we have experienced significant changes in every area of our operations. In October 2007 we began a process of significant change through the acquisition of a large Midwestern chain of automobile dealerships and a portfolio of associated consumer loans. Subsequently, in December, we purchased an additional portfolio of consumer loans and opened our first “Supercenter” in Houston, Texas.

     We currently operate a chain of 26 used car stores that sell and originate loans for consumers with poor credit. We hold the consumer notes generated by the loans as assets and pledge them as collateral to secure our obligations under our senior debt facility.

     In terms of our existing software and consulting businesses, our substantial customer base of software users continues to grow organically and provides both a stable revenue base of monthly support and continuing opportunities for providing additional consulting services to those dealers. During the fiscal year ended January 31, 2008, we introduced several new products including transaction based online services for the entry and processing loan documents on plain paper rather than preprinted forms. This product is utilized by several centralized loan processing locations to provide immediate access to transaction entry and forms delivery to their dealers. Our consulting group has also introduced new seminar and training products that are approved by and marketed in conjunction with state dealer associations and other dealer groups.

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

     We derive our revenue through the licensing of software products and providing related services, including installation, training and support, our Carbiz Auto Credit Buy Here-Pay Here business. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. We also sell and finance used automobiles. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which is generally 80 weeks to 48 months, based on the principal outstanding at the time.

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

Change in Functional Currency

     Historically, the Canadian dollar has been our functional currency, and financial statements were reported in Canadian dollars. During the year-ended January 31, 2005, we determined that as a result of the continued move of our operations and personnel to the United States, combined with significant debt issuances in the United States, our functional currency had changed to U.S. dollars. In addition, we determined that we would report our financial statements in U.S. dollars. All amounts presented in these financial statements are expressed in U.S. dollars unless otherwise indicated.

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

Year-End Financial Information

     The following summary of selected financial information for the years ended January 31, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited annual financial statements, including the notes thereto, and with audited financial statements for fiscal years ended January 31, 2008 and 2007.

Year-ended January 31, 2008 compared to the year-ended January 31, 2007

	January 2008	% of	January	% of
		Revenue	2007	Revenue
Revenue	$8,155,089	100.0	$3,209,830	100.0
Cost of sales	$4,692,887	57.5	$1,796,120	56.0
Gross profit	$3,462,202	42.5	$1,413,710	44.0
Gain on debt forgiveness	$391,337	4.8	$-	-
Operating expenses	$14,397,342	76.5	$2,731,744	85.1
Operating income (loss)	$(10,543,803)	(129.3)	$(1,318,034)	(41.1)
Interest expense	$(2,254,949)	27.7	$(121,467)	3.8
Gain (loss) on disposal of assets	$-	-	$(121,195	3.8
Gain (loss) on derivative instruments	$45,000	0.5	$(3,785,301)	117.9
Write-off of deferred financing costs	(1,533,394)	18.8	$-	-
Minority interest income	$44,453	0.5	$35,163	1.1
Income (loss) from continuing operations	$(14,242,693)	(165.5)	$(5,310,834)	(165.5)
Income (loss) from discontinued operations	$-	17.3	$556,783	17.3
NET INCOME (LOSS)	$(14,242,693)	(174.6)	$(4,754,051)	(148.1)
Income (loss) per common share (1)	$(0.23)		$(0.11)
Total assets	$31,857,644		$767,714
Long-term liabilities	$17,738,324		$96,380

(1) Fully diluted loss per share does not differ from basic loss per share for any of the above-noted periods as the conversion or exercise of any potentially dilutive securities would be anti-dilutive.

Revenue

     In the year-ended January 31, 2008, our revenues increased by $4,945,259 compared to the previous year. This was primarily due to our acquisition of a number of buy-here-pay-here credit centers. Our existing Carbiz Auto Credit locations had total sales during the year-ended January 31, 2008 of $1,136,347 compared to the previous years sales of $829,753. Our new Midwest locations acquired October 1, 2007 provided $4,406,259 of sales and our Houston location acquired December 24, 2007 provided $339,698 of sales, which was substantially all interest income because the Texas dealer sales license was not issued until March 28, 2008.

     Interest income for the year-ended January 31, 2008 increased by $2,049,310 compared to the previous year, primarily due to the acquisitions of buy-here-pay-here credit centers. Interest income from our three original Carbiz Auto Credit locations during the year-ended January 31, 2008 was $81,075 compared to the previous year interest income of $77,980. Our Midwest locations acquired October 1, 2007 provided $1,707,775 of interest income and our Houston location acquired December 24, 2007 provided $333,333 of interest income.

Cost of Sales

     Our cost of sales expense increased by $2,896,767 for the year ended January 31, 2008, compared to the previous year. Carbiz Auto Credit operations cost of sales increased by $2,768,987, due to our newly added Midwest and Houston locations. We anticipate that our cost of sales expense will continue to increase as we experience full fiscal year operations from the newly acquired credit centers.

Gain on debt forgiveness

     During the year ended January 31, 2008, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain from debt forgiveness of $391,337.

Expenses

      For the year-ended January 31, 2008, our personnel expenses increased by $598,890 compared to the previous year. This was due to the additional corporate staff to support newly acquired Midwest and Texas locations. Selling expenses increased for the year ended January 31, 2008 by $136,800 due to additional advertising to support the newly acquired Midwest and Texas locations. Professional fees increased by $454,596 due to increased costs of being a public reporting entity, costs indirectly associated with additional financings including the issuance of convertible debentures in the aggregate principal amount of $5,800,000, lines of credit and floor plans; and costs indirectly associated with the newly acquired Midwest and Texas locations. Other operating expenses increased by $2,645,566 during the year-ended January 31, 2008, due to the general office, rent expense and transition expenses incurred by the acquired Midwest and Texas locations.

     The additional Midwest and Texas locations have required a moderate investment in fixed assets during the final months of the year ended January 31, 2008 but depreciation expense declined for the year from $136,247 to $91,249 or $44,998. We expect depreciation expense to rise moderately in future years.

Interest Expense

      Our interest expense and other expenses increased by $2,133,482 for the year-ended January 31, 2008, compared to the previous year, as a result of the issuance of the four convertible debentures and the various credit facilities to support our newly acquired Midwest and Texas operations. The 2008 financing activities resulted in increased interest expense and the write off of deferred financing costs of $1,533,394. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest locations. We anticipate our interest expense will increase over this and subsequent years while the convertible debentures remain outstanding and as we draw down on our lending facilities to finance additional inventory and customer loans.

Gain/Loss on Derivative Instruments

     For the year-ended January 31, 2008, we incurred a non-cash gain of $45,000 as a result of the fair value adjustment of outstanding derivative instruments offset by day one derivative losses on new financings. During the 2007 period, the Company incurred non-cash expenses of $(3,785,301) related to the September, 2006 private placement and the October, 2006 conversion of previously issued (October, 2004) convertible debentures. We expect gains and losses on derivative instruments in the future while the convertible debentures and related warrants remain outstanding.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming.

     Total software and consulting sales during the year-ended January 31, 2008 decreased from the prior year by $118,241. New sales of software decreased by $90,742 while monthly recurring software support revenue increased by $35,938. New sales of consulting services for the year-ended January 31, 2008 decreased from the prior year by $4,266. Recurring monthly consulting revenue decreased by $27,550 from the prior period.

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

Carbiz Auto Credit

     The increase in sales activity during the year ended January 31, 2008 was the result of an increase in inventory levels at our three existing locations due to a increase in cash available for the purchase of inventory after the closing and funding of the August and September Trafalgar Debenture and the credit facility under the Amended Credit Agreement with SWC as well as the interest income generated during the four months period after the portfolio acquisition. In addition, we did experience some sales in the Midwest locations as state dealer licenses became effective starting on November 9, 2007 and the final Midwest store approved on January 10, 2008.

Bad Debt Provision

     As of the year ended January 31, 2008, the total Carbiz Auto Credit loan portfolio was $32,785,730. The allowance for doubtful accounts at the same date was $7,747,187.

     Based on our historical collection and default rates on loans originated and underwritten at our previous locations, the allowance for the new portion of the portfolio was established through the allocation of 100% of any repossessions in process plus 8% of the remaining portfolio balance.

     In October 2007, when we acquired the Midwest portfolio of loans, the total portfolio was approximately $26,000,000. As a result of our due diligence process, it was our conclusion that the portfolio was performing at no better than the industry averages of a 25-30% charge off rate, and perhaps worse. At the time of acquisition, a reserve of approximately 30% was established. During the first 120 days after acquisition, accounts were charged off against the reserve in the amount of approximately $7,100,000. At that point virtually all of the reserve had been used, but it is our opinion that the portfolio is now much more stable than it was and collections are on track.

     However, it is not reasonable to expect that this portfolio will, even at this point, perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better that the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic. Those factors led to the application of a 20% reserve calculation on the total balance of the acquired portfolio.

     At January 31, 2008, we had identified accounts that were pending charge offs. Those accounts, in the total of approximately $410,000, were added to the total reserve and were actually charged off in the following month.

     In addition, we also determined that since our historical portfolio of approximate $600,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply the same percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

     The approximately $16,000,000 portfolio of loans acquired on December 24, 2007 in Houston, Texas were originated by two different dealers but were owned at that time by AGM, LLC, an affiliate of our senior lender. Due to the nature of the acquisition amounts, the reserve booked at the time was only approximately $500,000. Information was also provided by the lender regarding a portion of the portfolio that was inactive but still included in the total. That total block of accounts was approximated $1,600,000 and those accounts were charged off during January.

     At January 31, 2008, we had established a collections group in Houston and had control of the portfolio accounts, but we have not yet had enough experience with the portfolio to determine that it will perform any better that industry averages. As a result, we have determined that the percentage applied to that portion of the total portfolio should be higher than the rest of the portfolio. As a result, 24% was applied to calculate the reserve for the Houston portfolio. This percentage is in line with industry averages, but will be re-evaluated with more experience in collection results.

     All acquired loans were made at a maximum interest rate of 29.9% APR. Newly originated loans are made at a maximum interest rate of 19.95% with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is obtained for each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500.

Liquidity and Capital Resources

     As of January 31, 2008 and January 31, 2007, we had $1,141,271 and $67,990, respectively, in cash and cash equivalents. During the year ended January 31, 2008, we increased our accounts payable and accrued liabilities by $1,505,950, which totaled $2,738,560 at January 31, 2008. During the year ended January 31, 2008, we made debt repayments and capital lease payments totaling $453,651, which includes $215,990 paid to retire long term debt and $230,000 to retire short term debt to a related party.

Trafalgar Secured Subordinated Debenture Financings

February 2007 Financing

     On February 28, 2007, we issued $2,500,000 Secured Convertible Debentures (“February Trafalgar Debentures”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) plus warrants to purchase up to an aggregate of 2,500,000 common shares at a strike price of US$0.15 per share (subject to adjustment under certain circumstances, as described in the Warrants). The warrants are exercisable over the next 5 years. Of this amount, $1,000,000 was released upon execution (March 2, 2007), $750,000 was released after we filed a Registration Statement on Form SB-2 (April 17, 2007) and the $750,000 balance was released on June 27, 2007.

     Subject to certain limitations, the February Trafalgar Debentures are convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

     The February Trafalgar Debentures are secured by a pledge of 30,000,000 common shares pursuant to a Pledge and Escrow Agreement dated February 28, 2007 and further secured by a pledge of all of our assets under a Security Agreement in favor of Trafalgar. These common shares are held in escrow by an escrow agent, are not considered issued and outstanding and, therefore, are not considered in our earnings per share calculations.

     Contemporaneously with the issuance of the February Trafalgar Debentures, we entered into a Registration Rights Agreement in favor of Trafalgar pursuant to which we agreed to prepare, file and have declared effective within 120 days after the issuance of the February Trafalgar Debentures a registration statement with the SEC for the resale by Trafalgar of that number of common shares that represents the lesser of (i) at least five times the number of shares anticipated to be issued upon conversion of the February Trafalgar Debentures or (ii) 30% of our issued and outstanding common shares. We were unable to obtain effectiveness of the registration statement until March 24, 2008. Our failure to obtain effectiveness of the registration statement within 120 days after the issuance of the February Trafalgar Debentures resulted in a breach of the Registration Rights Agreement, requiring the payment by us of liquidated damages in the amount of $219,376 for such period.

     The February Trafalgar Debentures bore interest at a rate of 12% compounded monthly from the date of issuance until we filed the registration statement (April 17, 2007), 10% compounded monthly from the date the registration was filed until it becomes effective (March 24, 2008), and 8% per annum thereafter until the February Trafalgar Debentures are paid in full.

September 10, 2007 Financing

     On September 10, 2007, we sold a $1,000,000 Secured Convertible Debenture to Trafalgar (“September 10 Trafalgar Debenture”) plus warrants to purchase up to an aggregate of 2,000,000 common shares, with 1,000,000 shares subject to purchase at US$0.15 per share and 1,000,000 subject to purchase at US$0.22 per share (subject to adjustment under certain circumstances, as described in the Warrants). The warrants are exercisable over the next 3 years.

     Subject to certain limitations, the September 10 Trafalgar Debenture is convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

     The September 10 Trafalgar Debenture is payable interest only through January 2008 and thereafter in monthly installments through August 2009, at which time the then remaining $700,000 balance is due. We have also agreed to a redemption feature under which all proceeds generated by the exercise of previously issued non-Trafalgar warrants will be used to make principal payments towards any remaining balance. Accordingly, some previously issued non-Trafalgar warrants were exercised and the proceeds ($46,000) applied to the September 10 Trafalgar Debenture balance.

     The September 10 Trafalgar Debenture is secured by a pledge of all of our assets under a Security Agreement.

     Contemporaneously with the issuance of the September 10 Trafalgar Debenture, we entered into a Registration Rights Agreement in favor of Trafalgar pursuant to which we agreed to (i) prepare and file, within 150 days, a registration statement with the SEC for the resale by Trafalgar of 50% of the number of shares anticipated to be issued upon conversion of the September 10 Trafalgar Debenture, and (ii) if the September 10 Trafalgar Debenture remains outstanding one year from the date of issuance, prepare and file another registration statement with the SEC for the resale by Trafalgar of the common stock that would be anticipated to be issued upon conversion of the remaining balance of the Debenture. We were required to have both registration statements declared effective by the SEC within 60 days after filing and are required to maintain both in effect so long as the September 10 Trafalgar Debenture remains outstanding and so long as any shares registered thereby remain unsold. Failure to comply with the terms of the Registration Rights Agreement would result our having to pay liquidated damages to Trafalgar, as described in the Registration Rights Agreement. Our registration statement Form F-3 was declared effective on March 24, 2008.

     The September 10 Trafalgar Debenture bears interest at a rate of 12% compounded monthly from the date of issuance until we file the registration statement, 10% compounded monthly from the date the registration is filed until it becomes effective, and 8% per annum thereafter until the September 10 Trafalgar Debenture are paid in full.

September 26, 2007 Financing

      On September 26, 2007, we issued $1,500,000 Secured Convertible Debenture (“September 26 Trafalgar Debenture”) to Trafalgar plus warrants to purchase up to an aggregate of 2,000,000 common shares at any time until September 26, 2010, with 500,000 shares subject to purchase at US$0.01 per share, 500,000 shares subject to purchase at US$0.10 per share, 500,000 shares subject to purchase at US$0.15 per share, and 500,000 shares subject to purchase at US$0.20 per share (subject to adjustment under certain circumstances, as described in the Warrants).

     The September 26 Trafalgar Debenture bears interest at a rate of 11%, compounded monthly, and is secured by a pledge of all of our assets under a Security Agreement.

     Subject to certain limitations, the Trafalgar Debenture is convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of our common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

     The September 26 Trafalgar Debenture has a maturity date of September 26, 2009, and is payable interest only for the first eight months. Beginning in June 2008, we must pay $71,660 per month in principal and interest. We must also pay a redemption premium on the amount of each monthly payment, which premium starts at 7% for June 2008, and increases by 1% per month. We will have a balloon payment of $648,333 due on September 26, 2009.

     Contemporaneously with the issuance of the September 26 Trafalgar Debenture, we entered into a Registration Rights Agreement in favor of Trafalgar, pursuant to which we agreed, subject to certain conditions, to (i) prepare and file, within 90 days, a registration statement with the SEC for the resale by

Trafalgar of 200% of the number of shares anticipated to be issued upon conversion of the September 26 Trafalgar Debenture, and (ii) 2,000,000 shares of common stock which underlie the warrants issued to Trafalgar in connection with the purchase of the September 26 Trafalgar Debenture. Subject to certain conditions, we also are required to have the registration statement declared effective by the SEC within 60 days after filing and to maintain it in effect so long as the September 26 Trafalgar Debenture remains outstanding and so long as any shares registered thereby remain unsold. Failure to comply with the terms of the Registration Rights Agreement would result in our having to pay liquidated damages to Trafalgar, as described in the Registration Rights Agreement. Our registration statement Form F-3 was declared effective on March 24, 2008.

Additional Unsecured Subordinated Debenture Financing

     In October 2007, in order to meet certain subordinated debt funding requirements of SWC Services LLC in connection with entering into new credit facilities for the acquisition of Calcars, we completed an $800,000 financing with a group of investors, which include the spouse of Carl Ritter, our Chief Executive Officer, the spouse of Vernon Haverstock, who is a member of our Board of Directors, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a member of our Board of Directors, and certain companies or trusts controlled by them (the “Purchasers”).

     We issued to the Purchasers, for total consideration of $800,000 in cash, debentures with a face amount of $800,000 and warrants to purchase up to 1,066,667 shares of common stock, with one quarter of the warrants exercisable at $0.01 per share, one quarter of the warrants exercisable at $0.10 per share, one quarter of the warrants exercisable at $0.15 per share, and one quarter of the warrants exercisable at $0.20 per share (subject to adjustment under certain circumstances, as described in the warrants). The debentures and warrants have terms substantially equivalent to the September 26 Trafalgar Debenture, except that the principal due under the Purchasers’ debentures will not be paid until after the September 26 Trafalgar Debenture is paid, and the debentures are unsecured. The debentures bear an annual interest rate of 11% compounded monthly. Subject to certain limitations, the debentures are convertible at the Purchasers’ option into shares of the common shares at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the date of conversion.

     The debentures have a maturity date of December 1, 2011. Interest on the debentures will accrue for the first 24 months, compounding monthly, and thereafter be payable on the outstanding principal amount on a monthly basis until paid. Principal payments in the aggregate amount of $35,555.56 per month will be payable beginning October 1, 2009, with the balance due at maturity.

     A committee of our Board of Directors, composed of independent directors who were not purchasing any of the debentures and warrants, approved the issuance of the debentures and warrants to the Purchasers, finding it to be in the best interests of the Company and the shareholders based upon the necessity for the Company to raise the additional funds quickly in order to be able to consummate the Calcars transaction described above, and the fact that the terms of the debentures and warrants issued to the Purchasers contained the same terms as the September 26 Trafalgar Debenture, except that the terms of the debentures issued to the Purchasers effectively made them subordinate to both our senior credit facilities and the September 26 Trafalgar Debenture, and the debentures issued to the Purchasers are unsecured.

Senior Credit Facilities

     We amended our senior credit facilities twice in the fourth quarter of 2007, first in October, and again in December. In connection with the second amendment, we entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Credit Agreement”) with SWC Services LLC, as initial lender and administrative agent (“SWC”), the other lenders who become a party to the Amended Credit Agreement from time to time (collectively, the “Lenders”), and AGM, LLC as Additional Collateral Agent.

     The Amended Credit Agreement is divided into two parts, one to finance Texas Auto’s business (the “Texas facilities”), and one to finance our remaining business (the “Non-Texas facilities”).

The Non-Texas Facilities

     The Non-Texas facilities, which have been carried forward from the previous loan and security agreement, have a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $21.925 million. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

     We borrowed approximately $18.6 million under the term loan to finance the assumption of the senior debt of Astra Financial Services, Inc. and Calcars AB, Inc., in October 2008. We borrowed an additional $2.325 million under the term loan on November 1, 2007, and the remaining $1 million on January 2, 2008. The January draw under the term loan, as well as the revolving receivable loan facility and revolving floor plan loan facility, may be used to finance working capital needs.

     All borrowings under the Non-Texas facilities will accrue interest at 12% per annum until September 30, 2008. Beginning October 1, 2008, through January 31, 2009, the interest rate on the term loan will increase to 18% per annum; beginning February 1, 2009, through July 31, 2009, the interest rate on the term loan will increase to 21% per annum; beginning August 1, 2009, through January 31, 2010, the interest rate on the term loan will increase to 24% per annum. Payment of all interest on the term loan in excess of 12% per annum will be deferred until February 1, 2010, on which date all such deferred interest will be due and payable, unless waived as described below.

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

     We must pay a termination fee if the Non-Texas facilities are fully repaid and terminated prior to their scheduled maturity date. If the Non-Texas facilities are repaid during the first 12 months, the fee is 4.00% of the aggregate amount of the revolving receivable loan facility commitment and the revolving floor plan loan facility commitment; if it is repaid during months 13 through 24, the fee is 3.00%; if it is repaid during months 25 through 36, the fee is 2.00%; and if it is repaid during months 37 through 48, the fee is 1.00% .

The Texas Facilities

     In connection with the acquisition by Texas Auto of the loan portfolio and automobiles and light trucks located in Texas from AGM, LLC described above, the Lenders provided for a group of loan facilities to finance the purchase of the loan portfolio and automobiles and light trucks, as well as the operation of used car dealerships to be operated by Texas Auto. The Texas facilities have a maximum commitment of $34.975 million initially, including a $15 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $17.975 million. Texas Auto borrowed $15 million under the term loan to finance the purchase of the loan portfolio and automobiles and light trucks from AGM, LLC. We borrowed an additional $2.225 million in January 2008, and an additional $750,000 on April 16, 2008. The January and April draws under the term loan, as well as the revolving receivable loan facility and revolving floor plan loan facility, were used to finance the remainder of the purchase of the loan portfolio and automobiles and light trucks from AGM, LLC and to finance Texas Auto’s working capital needs.

     Upon our request, the revolving receivable loan facility commitment under the Texas facilities may be increased from $15 million to $30 million, then from $30 million to $45 million, then from $45 million to $60 million. Each increase will be made at the sole discretion of SWC. Similarly, upon our request, the revolving floor plan loan facility commitment under the Texas facilities may be increased from $2 million to $2.5 million, then from $2.5 million to $3 million, then from $3 million to $4 million, with each increase being made at the sole discretion of SWC.

     The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

     All borrowings under the Non-Texas facilities will accrue interest at 12% per annum until December 31, 2008. Beginning January 1, 2009, through April 30, 2009, the interest rate on the term loan will increase to 18% per annum; beginning May 1, 2009, through October 31, 2009, the interest rate on the term loan will increase to 21% per annum; beginning November 1, 2009, through April 30, 2010, the interest rate on the term loan will increase to 24% per annum. Payment of all interest on the term loan in excess of 12% per annum will be deferred until May 1, 2010, on which date all such deferred interest will be due and payable, unless waived as described below.

     All deferred interest on the term loan as described above will be waived by the lenders as follows: the interest rate will be 12% per annum for any time between January 1, 2009 and April 30, 2009 when the outstanding principal balance of the term loan is less than $7,500,000; the interest rate will be 12% per annum for any time between May 1, 2009 and October 31, 2009 when the outstanding principal balance of the term loan is less than $4,000,000; and the interest rate will be 12% per annum for any time between November 1, 2009 and April 30, 2010 when the outstanding principal balance of the term loan is less than $2,000,000.

     Beginning May 1, 2010, through October 31, 2010, the interest rate on the term loan will increase to 28% per annum. Thereafter, the interest rate on the term loan will increase by 3% per annum every six months until paid.

     The initial $15 million term loan must be repaid in 12 equal monthly installments equal to 1/12 of the balance on May 1, 2010 and again on the first day of each calendar month thereafter. The January 8 term loan advance and the April 16 term loan advance must be repaid in 30 equal monthly installments equal to 1/30 of the balance of such additional advances on July 1, 2008 and again on the first day of each calendar month thereafter. The principal of the other January term loan advance shall be repaid $250,000 on January 10, 2009 and $750,000 on January 10, 2010.

     We must pay a termination fee if the Texas facilities are fully repaid and terminated prior to their scheduled maturity date. If the Texas facilities are repaid prior to January 1, 2009, the fee is 3.00% of the aggregate amount of the revolving receivable loan facility commitment and the revolving floor plan loan facility commitment; if it is repaid during 2009, the fee is 2.00%; if it is repaid during 2010, the fee is 1.00% .

General

     The Amended Credit Agreement is secured by a first priority interest in all of our existing and after acquired tangible and intangible assets.

     Upon the occurrence and during the continuance of an event of default under the Amended Credit Agreement, the applicable interest rate will be increased by 6% per annum.

     The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on each of the following, as more fully described in the Amended Credit Agreement:

     maintenance, preservation and protection of collateral;
     incurrence of additional debt;

     incurrence of liens;
     sales of assets and other fundamental corporate changes; and
     dividends and distributions.

     In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that we maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. We and the Initial Lender have agreed to negotiate until May 15, 2008 regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. If they cannot reach agreement on such additional covenants within such time, it will constitute a default under the Amended Credit Agreement.

     The Amended Credit Agreement provides for customary events of default, including, but not limited to, payment defaults, breaches of representations, warranties or covenants, bankruptcy events, failure to pay judgments and change of control. Certain of these events of default are subject to notice and cure periods or materiality thresholds. If an event of default occurs, the Lenders will be permitted to restrict the Borrowers’ ability to further access the Amended Credit Agreement for advances and require the immediate repayment of any outstanding advances under the Amended Credit Agreement.

     The foregoing summary does not purport to be complete and is qualified in its entirety by the full text of the Amended Credit Agreement, which is attached hereto and incorporated by reference as if fully set forth herein.

     At January 31, 2008, we had total outstanding borrowings under the Amended Credit Agreement of $36,424,618. The amount of borrowings under the Amended Credit Agreement may fluctuate materially, depending on various factors, including the size of our Eligible Receivables, the time of year, our need to acquire inventory, changes to our plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the Amended Credit Agreement.

Fees payable to GVC Financial Services, LLC

     We engaged GVC Financial Services, LLC in January 2007 to assist us in obtaining financing. In connection with the amendments to our senior credit facilities, we incurred fees payable to GVC of $2,125,000 in the aggregate, $1,724,958 of which has been paid. The balance payable in 11 equal installments of $36,458.33 beginning February 8, 2008 and continuing on the eighth day of each month thereafter.

     As of January 31, 2008, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to	Greater than
	One Year	Years	Five Years	Five Years	Total
Operating Leases	$1,581,563	$1,529,364	$290,832	$586,250	$3,988,009
Capital Leases	8,104	2,621	-	-	10,725
Long-Term Debt	16,723,742	15,357,047	2,066,251	-	34,147,040
Convertible Debentures	2,969,769	2,161,497	622,222		5,753,488
Interest (1)	444,882	197,675	71,734	-	714,291
	$21,728,060	$19,248,204	$3,051,039	$586,250	$44,613,553

(1)

Does not include our credit facility with SWC that has a maximum commitment of $111 million and expires on October 1, 2011. At January 31, 2008 we had total outstanding borrowings under the credit facility of $36,424,618.

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

Off-Balance Sheet Arrangements

     As of January 31, 2008, we do not have any off-balance sheet arrangements.

Item 7. Financial Statements.

     This item includes the following information in the order shown:

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Carbiz, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Carbiz, Inc. and Subsidiaries (the “Company”) as of January 31, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbiz, Inc. and Subsidiaries as of January 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has incurred significant losses and used cash in operating activities during the years ended January 31, 2008 and 2007 and has a working capital and stockholders’ equity deficiency. These factors, among others, as discussed in Note 1(b), raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida
April 30, 2008

CARBIZ INC.
Consolidated Balance Sheets
As at January 31
(expressed in U.S. dollars)
2008
ASSETS
CURRENT
Cash and cash equivalents	$1,141,271
Accounts receivable, net	84,916
Current portion of notes receivable, net	16,389,259
Inventory	2,554,836
Prepaids and other assets	465,500
Deferred costs	3,707
20,639,489
NOTES RECEIVABLE, NET LESS CURRENT PORTION	8,649,284
DEFERRED FINANCING COSTS	1,362,593
PROPERTY AND EQUIPMENT	767,995
GOODWILL	438,283
$31,857,644

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,078,560
Loans Payable
Related Party	200,000
Line of credit	17,580,169
Inventory floor plan	1,421,151
Current portion of capital leases	8,104
Current portion of convertible debenture	435,597
Derivative liability	8,844,036
Deferred revenue	59,753
31,627,370

CAPITAL LEASES, NET OF CURRENT PORTION	2,621
CONVERTIBLE DEBENTURE, LESS CURRENT PORTION	312,405
Includes $25,093 to Related Parties
LONG-TERM DEBT, LESS CURRENT PORTION	17,423,298
49,365,694
COMMITMENTS AND CONTINGENCIES (Note 19 and 23)	-
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119
Unlimited shares authorized, 67,590,681 common shares
issued and outstanding as at January 31, 2008
ADDITIONAL PAID-IN CAPITAL	7,679,205
OTHER COMPREHENSIVE LOSS	(385,197)
ACCUMULATED DEFICIT	(41,076,177)
(17,508,050)
$31,857,644

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Operations
Years ended January 31
(expressed in U.S. dollars)
	2008	2007
REVENUES
Software and consulting services	$2,261,836	$2,380,077
Used car sales	3,759,304	738,416
Interest income	2,133,949	91,337
	8,155,089	3,209,830
COST OF REVENUES
Software and consulting services	1,104,888	976,208
Used car sales	3,587,999	819,912
	4,692,887	1,796,120

GROSS PROFIT	3,462,202	1,413,710

Gain on debt forgiveness	(391,337)	-
Personnel expenses	1,594,442	995,552
Selling expenses	478,814	342,014
Professional fees	1,097,301	642,705
Provision for credit losses	8,045,665	216,319
Other operating expenses	3,181,120	535,154
	14,397,342	2,731,744

OPERATING LOSS	(10,543,803)	(1,318,034)

INTEREST AND OTHER EXPENSES	(2,254,949)	(121,467)
LOSS ON DISPOSAL OF ASSETS	-	(121,195)
GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	45,000	(3,785,301)
WRITE-OFF OF DEFERRED FINANCING COSTS	(1,533,394)	-
MINORITY INTEREST	44,453	35,163
LOSS FROM CONTINUING OPERATIONS	(14,242,693)	(5,310,834)
INCOME FROM DISCONTINUED OPERATIONS	-	556,783
NET INCOME (LOSS) FOR THE YEAR	(14,242,693)	(4,754,051)
NET INCOME (LOSS) PER SHARE FROM:
CONTINUING OPERATIONS	$(0.23)	$(0.11)
DISCONTINUED OPERATIONS	$-	$0.01
NET LOSS PER SHARE (basic and diluted)	$(0.23)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	61,314,674	48,035,514

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Stockholders' Deficiency
For the Year Ended January 31, 2008
(expressed in U.S. dollars)
					Additional	Other		Total
					Paid-In	Comprehensive	Accumulated	Capital
	Common Stock		Warrants		Capital	Loss(1)	Deficit	Deficiency
	Shares	Amount	Number	Amount
Balance at Febuary 1, 2006	41,090,514	$14,197,260	377,843	$20,499	$5,843,709	$(385,197)	$(22,079,433)	$(2,403,162)

Exercise of stock options	392,676	43,370						43,370
Expiration of Agent Warrants	-	-	(377,843)	(20,499)	20,499	-	-	-
Conversion of Debentures
and Interest and applicable
Beneficial Conversion Feature	13,842,027	1,483,334			351,633			1,834,967
Conversion of related party debt for shares	1,565,464	156,546						156,546
Issuance of shares for cash	2,400,000	240,000						240,000
Issuance of shares for services	1,500,000	150,000						150,000
Additional Interest paid
in shares	33,723	3,609						3,609
Restricted Incentive Shares	3,400,000				2,512			2,512
Issuance of Options					4,044			4,044

Net loss for the period	-	-	-	-		-	(4,754,051)	(4,754,051)
Balance at January 31, 2007	64,224,404	16,274,119	-	-	6,222,397	(385,197)	(26,833,484)	(4,722,165)

Amortization of stock based compensation - stock					129,200			129,200
Amortization of stock based compensation - options					111,544			111,544
Exercise of common stock warrants	1,160,501				349,702			349,702
Issuance of warrants for services					140,000			140,000
Issuance of shares for services	125,000				40,000			40,000
Issuance of warrants in connection
with convertible debentures					133,814			133,814
Reclassification of derivative liability
to equity					27,548			27,548
Common stock issued for director's fees	480,776				125,000			125,000
Common stock issued for acquisition
of minority interest	1,600,000				400,000			400,000

Net loss for the year							(14,242,693)	(14,242,693)
Balance at January 31, 2008	67,590,681	$16,274,119	-	$-	$7,679,205	$(385,197)	$(41,076,177)	$(17,508,050)

(1) Relates to prior years when the functional currency was the Canadian dollar.

The accompanying notes are integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Cash Flows
Years ended January 31
(expressed in U.S. dollars)
	2008	2007
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES
OPERATING
Net loss for the year	$(14,242,693)	$(4,754,051)
Items not affecting cash:
Depreciation of property and equipment	91,249	136,247
Minority interest	(44,453)	35,163
Loss on disposal of assets	-	121,195
(Gain) loss on derivative financial instruments	(45,000)	3,785,301
Gain on debt forgiveness	(391,337)	-
Write off of deferred financing costs	1,533,394	-
Amortization of deferred financing costs	360,771	-
Amortization of debt discount	195,312	-
Issuance of common shares for interest expense	-	105,700
Issuance of common shares for consulting expense	-	150,000
Stock-based compensation	519,078	6,573
Provision for bad debts	8,045,665	-
Net changes in non-cash operating assets and liabilities net of acquisitions:
Accounts receivable	(41,580)	48,145
Notes Receivable	1,348,933	307,881
Prepaids and other assets	(267,484)	(112,689)
Inventory	(1,865,120)	(33,431)
Deferred costs	13,309	35,722
Accounts payable and accrued liabilities	1,289,343	(52,592)
Deferred revenue	(111,291)	(183,014)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(3,611,904)	(403,850)
INVESTING
Proceeds from disposal of assets	-	10,845
Acquisition of Calcars assets	(18,559,709)	-
Acquisition of Houston assets	(16,000,000)	-
Acquisition of property and equipment	(269,133)	(24,850)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(34,828,842)	(14,005)
FINANCING
Proceeds from term loan financing	34,559,709	-
Repayment of capital leases	(7,663)	(8,033)
Proceeds from line of credit	1,864,909	-
Proceeds from loan payable	-	230,000
Repayment long-term debt	(215,990)	(112,781)
Repayment of related party debt	(230,000)	-
Proceeds from Trafalgar debenture, including derivative components	5,038,627	-
Payment of deferred financing costs	(2,232,763)	-
Proceeds from sale of common shares	-	283,370
Proceeds from exercise of warrants	349,702	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	39,126,531	392,556
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	387,496	(26,446)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,073,281	(51,745)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,990	119,735
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,141,271	$67,990

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

(a) Business and organization

Carbiz Inc. (the “Company”) was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares are quoted on the United States Over the Counter Bulletin Board. Prior to such date, the Company’s common shares were traded on the TSX Venture Exchange (“TXSV”), formerly the Canadian Venture exchange (“CDNX”)..

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its four operating subsidiaries Carbiz USA Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”), a Florida corporation, CARBIZ Auto Credit AQ, Inc. (“AQ”), a Florida corporation, Texas Auto Credit, Inc. (“Texas Auto”), a Florida corporation and a joint venture, Carbiz Auto Credit JV1, LLC (“JV1”). Collectively, Carbiz Inc., Carbiz USA Inc., CAC , AQ, Texas Auto, and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. The Company also previously supplied a seasonal lead generation product that facilitates tax-refund loans which are primarily used for down payments on car loans. The assets associated with this business segment, however, were sold on May 16, 2006. During the year ended January 31, 2008, the Company operated two CAC dealerships and a third location under its JV1 joint venture, all of which sell and finance used automobiles. In addition, on October 1, 2007 the Company purchased for cash and the assumption of minimal liabilities substantially all of the assets of Calcars Corporations AB, Inc. and Astra Financial Services, Inc. (together, “Calcars”). Calcars operated the fourth largest chain of “buy-here pay-here” auto dealerships in the country with 26 dealerships throughout the Midwest, three of which were closed by the Company. By virtue of the acquisition, the Company operates 23 dealerships in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma, in addition to the two dealerships it operates in Florida and one in Texas. The cash for the transaction (the “Closing Payment”) was funded by SWC Services LLC (“SWC”), an affiliate of Colossus Capital Fund, L.P. (“Colossus”), which was the Company’s senior lender. The Closing Payment was used to repay the obligations of Calcars to its senior lender, which was also an affiliate of Colossus. Notes receivable collection operations from these new dealerships are included in operations from October 1, 2007 through January 31, 2008 in the accompanying financial statements. Sales operations for these dealerships were not authorized by the appropriate states until various dates from November 10, 2007, with the final store commencing sales operations on January 18, 2008. Finally, on December 24, 2007 the Company purchased a portfolio of used automobile and light truck loans, and an inventory of used automobiles and light trucks located in the Houston, Texas area, from AGM, LLC, an affiliate of Colossus. Funding was provided by SWC. On January 24, 2007 the Company purchased the remaining 50% share of Carbiz Auto Credit JV1, LLC that it did not previously own.

(b) Going concern assumption

While these financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred significant losses in the current year and in each of the past several years. In addition, the Company has a working capital deficiency of $(10,987,881) including all derivative liabilities. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the CAC dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

be no assurance that the Company will achieve profitable operations, nor that financing efforts will be successful.

If the going concern assumption were not appropriate to these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that the Company maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. The Company and the Initial Lender have agreed to continue to negotiate regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. It is anticipated the agreement on the covenants will be reached by May 15, 2008. If they cannot reach agreement on such additional covenants within such time, it will constitute a default under the Amended Credit Agreement.

(c) Significant accounting policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary companies, which are located in Canada and the United States of America (“U.S.”). All inter-company transactions and balances have been eliminated. The operations of JV1 have been consolidated into the financial statements as well. Substantially all of the Company’s revenue and operations are carried out in the United States.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances with banks and investments in term deposits and money market instruments that are readily convertible into cash. This includes investments that have an original term to maturity of 90 days or less.

Accounts and notes receivable

Accounts and notes receivable shown are net of bad debt provisions. The amount includes short term notes received through the sale of used automobiles. The notes are for terms ranging from 80 weeks to 48 months and some require weekly payments. Interest is calculated weekly based on the balance outstanding at the time. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts and notes receivable balances. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

A comparison of the following classifications of notes receivable related to auto sales at January 31, 2008 and 2007 is presented below:

Florida stores portfolio:

	2008		2007
	Amount	Number	Amount	Number
Active accounts	$585,806	173	$381,784	157
Accounts held in repossession	$8,311	2	$16,684	6
Accounts written off during year	$216,234	78	$216,122	175

Midwest stores portfolio: October 1, 2007 through January 31, 2008

	2008
	Amount	Number
Active accounts	$18,097,572	4,420
Accounts held in repossession	$650,040	141
Accounts written off during year	$6,984,246	1,665

Texas portfolio: December 24, 2007 through January 31, 2008

	2008
	Amount	Number
Active accounts	$13,806,863	1,219
Accounts held in repossession	$281,137	22
Accounts written off during year	$1,842,603	148

Inventory

Inventory consists of used vehicles and is related to the CAC, AQ, and Texas Auto operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

Deferred Finance Costs

Deferred finance costs include fees paid in conjunction with the issuance of convertible debentures and entering into term loans, lines of credit, and inventory floor plans and are amortized over the term of the related financial instruments. Approximate future amortization of deferred finance costs is as follows as of January 31, 2008:

Years ending January 31
2009	$660,313
2010	317,716
2011	252,778
2012	131,721
Thereafter	-
$1,362,528

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation is provided on the straight line basis over the estimated useful life of the assets as follows:

Furniture and equipment	-	5 years
Computer equipment	-	3 years
Leasehold improvements	-	Lesser of the useful life of
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

As the Company has continued to operate and expand, it has continued to develop updated information about how it uses its assets, the pattern of decline in value of such assets, and the estimated future benefits inherent in such assets. Accordingly, management believes the depreciation methods are appropriate.

The Company made a change to its depreciation method at the beginning of the fourth quarter of 2007 (November 1, 2006) and, accordingly, the change was applied prospectively and will be applied in future periods. The Company does not expect such change will materially affect future periods as the majority of its existing assets will be substantially fully depreciated. See Note 9 for property and equipment acquired by acquisition.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and measured using the enacted tax rates and laws that are expected to

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

(1) Licenses

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

Prior to February 2005, the majority of the Company’s license revenues was derived from arrangements where a customer paid an initial set-up fee and then continue on either month-to-month or annual contracts which may be cancelled with appropriate notice. Upon cancellation, the software ceases to function as originally intended. In these cases, the initial set-up fees were deferred and amortized over the expected life of the relationship, which is four years. The month-to-month or annual fees are recognized on a monthly basis, subject to collection of such amounts being probable. During 2006, the Company began to separate the relationship between initial set-up fees and the monthly and annual support contracts.

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

(2) Services and Commissions

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

has been executed, the services have been delivered, fees are fixed or determinable, and collectability is probable and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(3)	Products

The Company generates non-recurring revenue from the sale of various products to automotive dealerships. Revenue is recognized when a signed contract is executed, the product has been delivered, fees are fixed or determinable, collectibility is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. The Company does not offer product warranties related to these sales.

(4)	Used vehicle sales

The Company recognizes revenue on the sale of automobiles at the time vehicles are delivered to the customer and title has passed. In cases where the Company finances the vehicles the interest is recognized over the term of the loan, which is generally 80 weeks to 48 months, based on the principal outstanding at the time.

Deferred revenue represents unearned income where payments are received in advance of revenue recognition. Where revenue is deferred, all direct and incremental costs incurred to earn the revenue are also deferred.

(5)	Interest Income

The Company accrues unpaid interest due at period end dates, including interest due on accounts that are delinquent accounts at such date but not being held for pending repossession. All accrued interest calculated as earned at the period ending date is included in the total of Notes Receivable and in the Interest Income on the financial statements. The accrued interest is adjusted to actual as payments are made during the ensuing period. At the time that any such account is placed into a pending repossession status, it will not be included in either the accrued interest or in the actual interest earned at the next period.

Selling expenses

Selling expenses include payroll, employee benefits, equity compensation, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $156,756 in fiscal 2008, and $63,353 in fiscal 2007.

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

The weighted average number of common shares outstanding (basic) does not include the non-vested 2,720,000 restricted shares issued for the 2007 Incentive Stock Plan; 30,000,000 shares pledged in support of the February 28, 2007 Trafalgar Debentures (as defined in Note 7 herein), 8,438,041 common share options outstanding, the warrants outstanding which are summarized in Note 12 herein or shares subject to conversion associated with convertible debentures because their inclusion might decrease the loss per share. Potentially dilutive instruments include the options mentioned above (8,438,041), warrants per Note 12 (34,756,936), and shares underlying the various convertible debentures (26,363,636), the three totaling 69,558,613.

Share-based compensation

The Company uses the fair-value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted average of the historical volatility of the Company’s stock measured on a once monthly basis over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected terms as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Warrant derivative liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as equity or derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. See Note 12 herein.

Use of estimates

In preparing the Company’s financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies

Effect of recent accounting pronouncements

In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations. This standard requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for said assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. FAS 141 (R) is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The Company has not determined the impact on its financial statements of this accounting standard.

In December 2007, the FASB issued FAS 160, Non-controlling Interests in Consolidated Financial Statements, and amendment of ARB No. 51 (FAS 160) . This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. FAS 160 is effective for fiscal years

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

beginning after December 15, 2008, which for the Company is fiscal 2010. The Company has not determined the impact on its financial statements of this accounting standard.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for the Company is the first quarter of fiscal 2009. The FASB subsequently issued FAS 157-2 extending the adoption for non financial assets and liabilities for one year. The Company has not determined the impact on its financial statements of this accounting standard.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is fiscal 2009. The Company has not determined the impact on its financial statements of this accounting standard.

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

		January 31, 2008
Trade receivables from software & consulting		$93,459
Less: Allowance for doubtful accounts		8,543
		$84,916
Notes receivable from vehicle sales – Florida		$585,806
Less: Allowance for doubtful accounts		117,161
		$468,645
Notes receivable from vehicle sales – Midwest		$18,266,696
Less: Allowance for doubtful accounts		4,103,124
		$14,163,572
Notes receivable from vehicle sales – Texas Auto		$13,933,228
Less: Allowance for doubtful accounts		3,526,902
		$10,406,326
Long-term portion of notes receivable	Florida	$96,686
	Midwest	4,702,306
	Texas Auto	3,850,292
	Total	$8,649,284
Current portion of notes receivable	Florida	$371,959
	Midwest	9,461,266
	Texas Auto	6,556,034
	Total	$16,389,259

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (continued)

The future maturities of the long term portion of the notes receivable total of $8,649,284 are $6,138,731 in fiscal year 2010, $1,754,078 in fiscal year 2011, and $756,475 in fiscal year 2012.

During the years ended January 31, 2008, and 2007, the Company earned $2,127,290 and $98,208 of financing income on the notes receivable. This amount has been included as interest income within Revenues in these financial statements.

Activity in the allowance for doubtful accounts is as follows:

	Software	Florida	Midwest	Texas	Total 2008	2007
Balance at Beginning of Year	$4,345	$79,430	$-	$-	$83,775	$110,209
Reserve Established at Acquisition	-	-	8,314,971	353,193	8,668,164	-
Charged to Expenses	5,146	253,965	2,772,398	5,014,156	8,045,665	216,319
Write-offs and Other	(948)	(216,234)	(6,984,246)	(1,840,447)	(9,041,875)	(242,753)
Balance at End of Year	$8,543	$117,161	$4,103,123	$3,526,902	$7,755,729	$83,775

3.	PROPERTY AND EQUIPMENT

		January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and equipment	$112,433	$43,282	$69,151
Computer equipment	306,257	249,283	56,974
Leasehold improvements	680,752	38,882	641,870
	$1,099,442	$331,447	$767,995

All property and equipment is pledged as collateral under the debt obligations to Trafalgar and SWC.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Jan 31, 2008
Accounts payable - trade	$1,409,156
Accruals
Deferred Finance Costs	401,042
Trade payables	79,615
Payroll related	302,463
Interest	188,254
Allowance for replacement vehicle program	200,000
Reserve for retired lease and expense	140,000
Other	358,030
$3,078,560

5.	CAPITAL LEASES

The Company has the following capital lease obligations for computer and office equipment:

2009	$8,771
2010	2,696
11,467
Interest portion of payments	742
Capital repayment	10,725
Current portion	8,104
Long-term portion	$2,621

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

5.	CAPITAL LEASES (continued)

The original value of the leased assets as of January 31, 2008 is $40,689, for computer and office equipment. These leased assets had accumulated amortization as of January 31, 2008 of $29,964.

6.	LONG-TERM DEBT

Long-term debt consists of the following at January 31, 2008:

Inventory floor plan (Note 11)	$1,421,151
Revolving line of credit (Note 11)	856,426
Term loan (Note 11)	34,147,040
Convertible debenture
exclusive of unamortized discount (Note 7)	5,753,488
Note payable, related party (Note 18)	200,000
42,378,105
Less unamortized discount on
convertible debenture	(5,005,486)
$37,372,619

The future maturities of debt are estimated as follows:

Years ending January 31
2009	$22,171,088
2010	10,380,290
2011	7,760,476
2012	2,066,251
Total long term debt	$42,378,105

These estimated maturities are based upon the Company’s projected repayment schedules which are affected by the expected collection periods of existing notes receivable rather than the contracted latest repayment date stipulated in the agreement.

7.	CONVERTIBLE DEBENTURE

As of January 31, 2008 the Company had outstanding Convertible Debentures as follows:

Carrying Value
a) $2,500,000 face value convertible debenture due February 28, 2009	$580,284
b) $1,000,000 face value convertible debenture due August 31, 2008	58,457
c) $1,500,000 face value convertible debenture due September 26, 2009	84,168
d) $800,000 face value convertible debenture due December 1, 2011	25,093
748,002
Less current portion	(435,597)
Long-term portion	$312,405

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

7.	CONVERTIBLE DEBENTURE (continued)

(a) Trafalgar February 28, 2007 financing

On February 28, 2007 the Company issued $2,500,000 Secured Convertible Debentures (“February Trafalgar Debentures”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) plus warrants to purchase up to an aggregate of 2,500,000 common shares of the Company at a strike price of US$0.15 per share. The warrants are exercisable until February 2012. Of this amount, $1,000,000 was released upon execution (March 2, 2007), $750,000 was released after the Company filed a Registration Statement on Form SB-2 (April 17, 2007) and the $750,000 balance was released on June 27, 2007. Failure by the Company to obtain effectiveness of the Registration Statement may result in liquidated damages. The February Trafalgar Debentures bore interest at a rate of 12% compounded monthly from the date of issuance until we filed the registration statement (April 17, 2007), 10% compounded monthly from the date the registration was filed until it becomes effective (March 24, 2008), and 8% per annum thereafter until the February Trafalgar Debentures are paid in full. Trafalgar advised the Company on September 21, 2007 that $40,000 of liquidated damages was due (See Note 23) and the amount was deducted from the proceeds of the September 26, 2007 financing described in Note (c) below.

The February Trafalgar Debentures are convertible at the holder’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. The February Trafalgar Debentures are secured by a pledge of 30,000,000 common shares of the Company. These shares are held in escrow, not considered issued and outstanding and, therefore, they are not considered in earnings per share calculation. See Note 2 herein.

(b) Trafalgar September 10, 2007 financing

On September 10, 2007 the Company sold $1,000,000 Secured Convertible Debentures to Trafalgar (“September 10 Trafalgar Debentures”) plus warrants to purchase up to an aggregate of 2,000,000 common shares of the Company, with 1,000,000 shares subject to purchase at US$0.15 per share and 1,000,000 subject to purchase at US$0.22 per share. The warrants are exercisable until September 2010. The September 10 Trafalgar Debentures bear an interest rate of 12% compounded monthly from the date of issuance and have interest rate reduction provisions similar to the February Trafalgar financings.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share similar to the February Trafalgar financings.

The convertible debentures are payable interest only through January 2008 and thereafter in monthly installments through August 2008, at which time the then remaining $700,000 balance is due. The Company has also agreed that all proceeds generated by the exercise of previously issued non-Trafalgar warrants will be used to make principal payments towards any remaining balance. Accordingly, some previously issued non-Trafalgar warrants were exercised and the proceeds ($46,650) applied to the Convertible Debenture balance.

(c) Trafalgar September 26, 2007 financing

On September 26, 2007 the Company issued $1,500,000 Secured Convertible Debentures (“September Trafalgar Debentures”) to Trafalgar plus warrants to purchase up to an aggregate of 2,000,000 common shares at any time until September 26, 2010 with 500,000 shares subject to purchase at US$0.01 per share, 500,000 shares subject to purchase at US$0.10 per share, 500,000 shares subject to purchase at US$0.15 per share and 500,000 shares subject to purchase at US$0.20 per share. Other terms are similar to the previous Trafalgar transactions. The September Trafalgar Debentures bear an interest rate of 11% compounded monthly.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

7.	CONVERTIBLE DEBENTURE (continued)

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

As discussed above, Trafalgar deducted $40,000 from the proceeds of this financing for registration rights liquidated damages on the February Trafalgar financings. See Note 23.

(d) Private Placement October 1, 2007 Financing

On October 1, 2007, the Company completed an $800,000 financing with a group of investors (“Purchasers”), each of which are related parties, by issuing to them debentures with a face amount of $800,000 and which have a maturity date of December 1, 2011 (“October Debentures”). (See Note 9) The October Debentures bear an interest rate of 11% compounded monthly. Interest on the debentures will accrue for the first 24 months, compounded monthly, and thereafter be payable on the outstanding principal amount on a monthly basis until paid. Principal payments in the amount of $35,555.56 will be payable monthly beginning October 1, 2009, with the balance due at maturity. The principal due under the October Debentures will not be paid until after the Trafalgar debentures are paid.

The October Debentures are convertible at the Purchaser’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. The October Debentures have terms substantially equivalent to those purchased by Trafalgar, except that the October Debentures are unsecured and subordinate to the Trafalgar debentures.

In addition, the Company issued to the Purchasers warrants to purchase up to an aggregate of 1,066,667 common shares at any time until September 26, 2010, with 266,666 shares at US$0.01 per share, 266,667 shares at US$0.10 per share, 266,667 shares at US$0.15 per share and 266,667 shares subject to purchase at US$0.20 per share. During November, 2007 33,334 warrants were exercised with proceeds of $1,833 credited to additional paid in capital.

(e) Summary of Financings

Trafalgar - When we evaluated the Convertible Debentures and warrants, we concluded that equity classification was not appropriate for the Trafalgar warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds from the debentures to the detachable warrants based on their fair value. We then valued the compound derivative embedded in the convertible debenture. The compound derivatives arising from bifurcation comprises (i) the embedded conversion option, (ii) mandatory redemption feature, (iii) equity- interest payments, and (iv) cash payable puts. Because the aggregate fair values of these derivative instrument liabilities exceeded the gross proceeds, we recognized a day-one derivative loss as indicated.

October Private Placement - When we evaluated the $800,000 Private Placement Convertible Debenture and warrants, we concluded that equity classification was appropriate and we allocated proceeds and assigned values as outlined below.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

7.	CONVERTIBLE DEBENTURE (continued)

The following table summarizes the allocation of proceeds under each of the financings:

				October
	February	Sept 10	Sept 26	Private
	Trafalgar	Trafalgar	Trafalgar	Placement
Instrument	Debentures	Debentures	Debentures	Debentures
Convertible Debenture	$383,087	$-	$-	$-
Common stock warrants	562,500	380,200	495,250	-
Embedded Conversion Feature	1,655,432	752,941	1,308,073	896,800
Day-One Derivative Loss	(101,058)	(133,141)	(303,371)	(230,614)
Deferred finance cost	(310,164)	(125,169)	(187,620)	-
Prepaid interest	(90,833)	(20,000)	(27,500)	-
Paid in capital	-	-	-	133,814
Total Gross Proceeds	$2,098,964	$854,831	$1,284,832	$800,000
Face value	$2,500,000	$1,000,000	$1,500,000	$800,000

The following table summarizes the annual principal maturities under each of the financings:

				October
	February	Sept 10	Sept 26	Private
	Trafalgar	Trafalgar	Trafalgar	Placement
Years ending January 31,	Debentures	Debentures	Debentures	Debentures	Total
2009	$1,500,000	$953,488	$516,281	$-	$2,969,769
2010	1,000,000	-	983,719	177,778	2,161,497
2011	-	-	-	622,222	622,222
	2,500,000	953,488	1,500,000	800,000	5,753,488
Less unamortized discount	(1,919,716)	(895,031)	(1,415,832)	(774,907)	(5,005,486)
	$580,284	$58,457	$84,168	$25,093	$748,002

8.	ISSUANCES OF STOCK AND WARRANTS

Year ended January 31, 2008:

(a) Warrants issued to financing consultant

On August 24, 2007 the Company issued warrants to Knightsbridge Consulting for 1,000,000 common shares at $0.15. The warrants expire on February 28, 2011. Fair value at date of issuance using the Black-Scholes-

Merton formula was approximately $140,000. These warrants were determined to be compensation and recorded in additional paid in capital at the fair value. At January 31, 2008 the $140,000 warrant compensation expense was recorded in Other Operating Expenses.

(b) Unregistered shares issued to investor relations consultant

On October 1, 2007, the Company issued 125,000 common shares to an investor relations consultant in consideration for a twelve month consulting agreement. The Company valued the shares at $0.32 and expensed the amount over the twelve months of the contract. The value of the consultant shares was based on market value at that date ($40,000).

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

8.	ISSUANCES OF STOCK AND WARRANTS (continued)

(c) Unregistered shares issued to officers and directors for directors fees and management bonuses

On January 24, 2008, the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2008 to be paid in shares of common stock. Accordingly, the Company issued 480,766 shares valued at $0.26 per share aggregating $125,000.

Year ended January 31 , 2007:

(d) Unregistered sales of equity securities

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

Accordingly, 3,965,464 shares were issued and the 3,965,464 of two year common share warrants were valued using a Black-Scholes-Merton model valuation assuming an expected dividend yield of zero, expected stock price volatility of 106%, risk free interest rate of 4.12% and a remaining contractual life of 1.58 years, the aggregate fair value of the warrant derivative liability at January 31, 2007 was determined to be $436,201. This amount was charged to “Loss on Derivative Instruments” for the year ended January 31, 2007.

(e) Unregistered shares issued to an investor relations consultant

On September 5, 2006, the Company issued 1,500,000 common shares (valued at $150,000) to an investor relations consultant in consideration for a six month consulting agreement. The Company valued the shares at $0.10 and expensed the amount over the six months of the contract using as guidance EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The value of the consultant shares was based on the value the Company received for private placement shares referred to above.

9.	CALCARS ACQUISITION

On October 1, 2007, the Company completed its acquisition of substantially all of the assets of Calcars AB, Inc. and Astra Financial Services, Inc., each of which were solely owned by John Calcott (together, “Calcars”). The Company made this acquisition through a newly formed wholly-owned subsidiary, Carbiz Auto Credit AQ, Inc. Calcars operated the fourth largest chain of “buy-here pay-here” auto dealerships in the US with 26 dealerships throughout the Midwest, three of which were closed by the Company post-acquisition. By virtue of the acquisition, the Company operates 23 dealerships in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma, in addition to the two dealerships it operates in Florida and one in Texas. The primary purpose of this acquisition was to combine the Calcars locations with the Carbiz locations and to utilize the Carbiz suite of business solutions, which include dealer software products focused on the “buy-here pay-here” markets and to move Carbiz forward with its previously announced growth plans. Calcars operations are included from October 1, 2007 in the results of operations for the fiscal year ended January 31, 2008.

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

9.	CALCARS ACQUISITION (continued)

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

The total purchase price of the acquisition is as follows:

Fair Values at
October 1, 2007
Notes receivable, net of reserves	$18,525,497
Vehicle Inventory, net of reserves	205,390
Property and Equipment	514,057
Total purchase price	$19,244,944

The transaction was funded as follows:

Cash – funded by new line of credit	18,559,709
Current liabilities assumed	685,235
Total consideration	19,244,944

The estimated values of Notes Receivable were based upon their expected collections net of reserves for uncollectible accounts. No present value calculations were considered due to their short-term nature (18 – 22 months). These notes bear interest at rates approximating market rates for loans with similar credit characteristics. Vehicle Inventory was valued at estimated selling prices less the cost of refurbishment and a reasonable profit allowance for the selling effort. Very few of these vehicles were deemed appropriate for resale to customers by Carbiz. As such, most vehicles were returned to wholesale dealers in the area. In most cases, the wholesale price received for the returned vehicles was equivalent to the inventory value. Minor wholesales losses were recorded as part of the Cost of Revenue. Property and equipment was also estimated based upon its historical net book value as there was no appreciated real estate and the historical net book value of the office equipment, furniture and computers most closely approximated fair value. As Carbiz transitioned the note receivable portfolio to its suite of business products and its collection protocol, it determined that the previously established reserves would not be adequate. Accordingly, Carbiz added $2,772,398 to the provision for credit losses during the year ended January 31, 2008.

Calcars offered a vehicle replacement program (“VSP”) where, under certain circumstances, customers may return vehicles and the Company will provide the customer with a replacement vehicle. Although Carbiz will not offer this program it will honor existing Calcars contracts under this program. The related warranty liability has been accrued.

In order to effectuate the acquisition, the Company entered into an amended and restated credit agreement with SWC Services LLC (“SWC”). See Note 11 below. In connection with such amendment, SWC required that the Company obtain additional subordinated debt funding, which the Company obtained through the issuance of additional subordinated debentures to Trafalgar (the August 31, 2007 and September 26, 2007 financings), and a group of individual investors (the October 1, 2007 financing) which include certain directors of the Company and their affiliates. See Note 7(d).

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

10.	TEXAS AUTO ASSET ACQUISITION

On December 24, 2007, the Company completed its acquisition of assets including a portfolio of used automobile and light truck loans with an outstanding balance due of approximately $15,580,000 and approximately 245 used automobiles and light trucks located in Houston, Texas from AGM, LLC. The Company formed a new wholly-owned subsidiary, Texas Auto Credit, Inc. (“Texas Auto”) and leased a 5- acre facility with a 10,000 sq. ft. building in Houston suitable for a super-store.

Texas Auto was able to transfer the prior operator’s Texas Finance License and has been issued a Texas Auto Dealership license. The primary purpose of this acquisition was to combine the Texas location with Carbiz Florida and Midwest locations and to utilize the Carbiz suite of business solutions, which include dealer software products focused on the “buy-here-pay-here” markets to further move Carbiz forward with its previously announced growth plans. Texas Auto operations are included from December 24, 2007 in the results of operations for the fiscal year ended January 31, 2008.

The consideration paid by the Company to AGM, LLC consisted of cash in the amount of approximately $16,000,000. $15 million was paid at closing and the balance was paid in early January 2008. The Closing Payment was funded by a line of credit provided to the Company by SWC Services LLC (“SWC”), an affiliate of Colossus Capital Fund, L.P. (“Colossus”) which was the Company’s senior lender.

The preliminary allocation of the purchase price is based upon estimates of the fair values of the assets acquired and liabilities incurred. The total purchase price has been allocated to assets acquired based on management’s best estimate of fair value, and like the Calcars acquisition, there was zero excess cost over net tangible and identifiable intangible assets acquired to allocate to goodwill.

The following table represents the preliminary allocation of the purchase price for our acquisition of the loan portfolio and used vehicle inventory.

The total purchase price of the acquisition is as follows:

Fair Values at
December 24, 2007
Notes receivable, net of reserves	$15,583,000
Vehicle Inventory, net of reserves	417,000
Total purchase price	$16,000,000

The transaction was funded as follows:

Cash – funded by new line of credit	$15,000,000
Amount due seller (paid on Jan 8, 2008)	1,000,000
Total consideration	$16,000,000

The estimated values of Notes Receivable was based upon their expected collections net of reserves for uncollectible accounts. These notes bear interest at rates approximating market rates for loans with similar credit characteristics. Vehicle inventory was valued at estimated selling less the cost of refurbishment and a reasonable profit allowance for the selling effort.

As the Company learned from the Calcars acquisition, the note receivable portfolio and vehicle inventory of transferred operations such as Calcars and Texas Auto sometimes require alternative business practices. As in the Calcars acquisition, when Carbiz transitioned the Texas Auto note receivable portfolio to its suite of business products and its collection protocol, it determined that the previously established reserves would be inadequate. Accordingly, Carbiz added $5,016,312 to the provision for credit losses during the year ended January 31, 2008.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

10.	TEXAS AUTO ASSET ACQUISITION (continued)

In order to effectuate the acquisition, the Company entered into an amended credit agreement with its senior lenders. See “Amendment of Senior Credit Facility” below. The Amended Credit Agreement is divided into two parts, one to finance Texas Auto’s business (the “Texas facilities”), and one to finance the Company’s remaining business (the “Non-Texas facilities”). (See Note 11)

11.	LINE OF CREDIT AND TERM LOAN FINANCING

On December 24, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Credit Agreement”) with SWC Services LLC, as initial lender and administrative agent (“SWC”), the other lenders who become a party to the Amended Credit Agreement from time to time (collectively, the “Lenders”), and AGM, LLC as Additional Collateral Agent.

The Amended Credit Agreement is divided into two parts, one to finance the Company’s Texas business (the “Texas facilities”), and one to finance the Company’s remaining business (the “Non-Texas facilities”).

The Non-Texas Facilities

The Non-Texas facilities, which have been carried forward from the existing loan and security agreement, have a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $21.925 million. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

The Company borrowed approximately $18.6 million under the term loan to finance the repayment of the senior debt of Astra Financial Services, Inc. and Calcars AB, Inc. in October 2007, as previously reported. The Company borrowed an additional $2.325 million under the term loan on November 1, 2007. The remaining $1 million was borrowed on January 2, 2008. The January draw under the term loan, as well as the revolving receivable loan facility and revolving floor plan loan facility, may be used to finance the Company’s working capital needs.

All borrowings under the Non-Texas facilities will accrue interest at 12% per annum until September 30, 2008. Beginning October 1, 2008, through January 31, 2009, the interest rate on the term loan will increase to 18% per annum; beginning February 1, 2009, through July 31, 2009, the interest rate on the term loan will increase to 21% per annum; beginning August 1, 2009, through January 31, 2010, the interest rate on the term loan will increase to 24% per annum. Payment of all interest on the term loan in excess of 12% per annum will be deferred until February 1, 2010, on which date all such deferred interest will be due and payable, unless waived as described below.

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

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

11.	LINE OF CREDIT AND TERM LOAN FINANCING (continued)

The Company must pay a termination fee if the Non-Texas facilities are fully repaid and terminated prior to their scheduled maturity date. If the Non-Texas facilities are repaid during the first 12 months, the fee is 4.00% of the aggregate amount of the revolving receivable loan facility commitment and the revolving floor plan loan facility commitment; if it is repaid during months 13 through 24, the fee is 3.00%; if it is repaid during months 25 through 36, the fee is 2.00%; and if it is repaid during months 37 through 48, the fee is 1.00%.

The Texas Facilities

In connection with the Company’s acquisition of the loan portfolio and automobiles and light trucks located in Texas from AGM, LLC described above, the Lenders provided for a group of loan facilities to finance the purchase of the loan portfolio and automobiles and light trucks, as well as the operation of used car dealerships to be operated by the Company. The Texas facilities have a maximum commitment of $34.975 million initially, including a $15 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $17.975 million. The Company borrowed $15 million under the term loan to finance the purchase of the loan portfolio and automobiles and light trucks from AGM, LLC. It drew an additional $1 million on January 2, 2008, an additional $1.225 million on January 8, 2008, and an additional $750,000 between March 20 and April 8, 2008. The January 8 and April draws, as well as the revolving receivable loan facility and revolving floor plan loan facility, may be used to finance Texas Auto’s working capital needs. The other January draw was used to finance the remainder of the purchase of the loan portfolio and automobiles and light trucks from AGM, LLC.

Upon the request of the Company, the revolving receivable loan facility commitment under the Texas facilities may be increased from $15 million to $30 million, then from $30 million to $45 million, then from $45 million to $60 million. Each increase will be made at the sole discretion of SWC. Similarly, upon the request of the Company, the revolving floor plan loan facility commitment under the Texas facilities may be increased from $2 million to $2.5 million, then from $2.5 million to $3 million, then from $3 million to $4 million, with each increase being made at the sole discretion of SWC.

The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

All borrowings under the Non-Texas facilities will accrue interest at 12% per annum until December 31, 2008. Beginning January 1, 2009, through April 30, 2009, the interest rate on the term loan will increase to 18% per annum; beginning May 1, 2009, through October 31, 2009, the interest rate on the term loan will increase to 21% per annum; beginning November 1, 2009, through April 30, 2010, the interest rate on the term loan will increase to 24% per annum. Payment of all interest on the term loan in excess of 12% per annum will be deferred until May 1, 2010, on which date all such deferred interest will be due and payable, unless waived as described below.

All deferred interest on the term loan as described above will be waived by the lenders as follows: the interest rate will be 12% per annum for any time between January 1, 2009 and April 30, 2009 when the outstanding principal balance of the term loan is less than $7,500,000; the interest rate will be 12% per annum for any time between May 1, 2009 and October 31, 2009 when the outstanding principal balance of the term loan is less than $4,000,000; and the interest rate will be 12% per annum for any time between November 1, 2009 and April 30, 2010 when the outstanding principal balance of the term loan is less than $2,000,000.

Beginning May 1, 2010, through October 31, 2010, the interest rate on the term loan will increase to 28% per annum. Thereafter, the interest rate on the term loan will increase by 3% per annum every six months until paid.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

11.	LINE OF CREDIT AND TERM LOAN FINANCING (continued)

The initial $15 million term loan must be repaid in 12 equal monthly installments equal to 1/12 of the balance on May 1, 2010 and again on the first day of each calendar month thereafter. The January 8 term loan advance and the April 16 term loan advance must be repaid in 30 equal monthly installments equal to 1/30 of the balance of such additional advances on July 1, 2008 and again on the first day of each calendar month thereafter. The principal of the other January term loan advance shall be repaid $250,000 on January 10, 2009 and $750,000 on January 10, 2010.

The Company must pay a termination fee if the Texas facilities are fully repaid and terminated prior to their scheduled maturity date. If the Texas facilities are repaid prior to January 1, 2009, the fee is 3.00% of the aggregate amount of the revolving receivable loan facility commitment and the revolving floor plan loan facility commitment; if it is repaid during 2009, the fee is 2.00%; if it is repaid during 2010, the fee is 1.00% .

General

The Amended Credit Agreement is secured by a first priority interest in all the existing and after acquired tangible and intangible assets of the Company and its subsidiaries.

Upon the occurrence and during the continuance of an event of default under the Amended Credit Agreement, the applicable interest rate will be increased by 6% per annum.

The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on each of the following, as more fully described in the Amended Credit Agreement:

• maintenance, preservation and protection of collateral;
• incurrence of additional debt;
• incurrence of liens;
• sales of assets and other fundamental corporate changes; and
• dividends and distributions.

The Amended Credit Agreement provides for customary events of default, including, but not limited to, payment defaults, breaches of representations, warranties or covenants, bankruptcy events, failure to pay judgments and change of control. Certain of these events of default are subject to notice and cure periods or materiality thresholds. If an event of default occurs, the Lenders will be permitted to restrict the Borrowers’ ability to further access the Amended Credit Agreement for advances and require the immediate repayment of any outstanding advances under the Amended Credit Agreement.

In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that we maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. The Company and SWC have agreed to negotiate until May 15, 2008 regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. If they cannot reach agreement on such additional covenants within such time, it will constitute a default under the Amended Credit Agreement.

Deferred Financing Costs

The Company had incurred approximately $446,087 of deferred financing costs from the original February, 2007 line of credit. The unamortized balance at October 1, 2007 of $409,533 was written off upon the execution of the Amended Credit Agreement, which replaced the original Credit Agreement.

As part of the First Amendment to facilitate the Calcars acquisition, the Company paid a fee of $875,000 to GVC Financial Services, LLC (“GVC”), and $225,000 for consulting services. There was an additional $350,000 of transaction fees for an aggregate of $1,225,000. The unamortized balance at December 24, 2007

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

11.	LINE OF CREDIT AND TERM LOAN FINANCING (continued)

of $1,153,542 was written off upon the execution of the Second Amended Credit Agreement, which replaced the First Amended Credit Agreement.

For the December 24th Second Amendment, the Company paid a fee of $875,000 to GVC. Such amount is payable as follows: $473,958.33 payable on January 8, 2008 and the balance payable in 11 equal installments of $36,458.33 beginning February 8, 2008 and continuing on the eighth day of each month thereafter. The December 24th $875,000 fee is being amortized over the term of the Second Amendment and included in deferred finance costs at January 31, 2008.

At January 31, 2008 the Company had total outstanding borrowings under the Amended Credit Agreement as follows:

	Midwest	Texas Auto	Total
Revolving line of credit	$856,426	$-	$856,426
Term Loan	17,230,906	16,916,134	34,147,040
Total line of credit including long-term portion	18,087,332	16,916,134	35,003,466
Inventory floor plan	1,071,151	350,000	1,421,151

12.	DERIVATIVE LIABILITIES

Derivative fair values at January 31, 2008 were as follows:

	Compound
	Embedded	Warrant	Total
	Derivaties	Derivatives	Derivatives
$2,500,000 face value convertible debenture
due February28,2009	$1,651,477	$459,250	$2,110,727
$1,000,000 face value convertible debenture
due August 31,2008	566,484	341,500	907,984
$1,500,000 face value convertible debenture
due September 26, 2009	1,064,097	364,700	1,428,797
$800,000 face value convertible debenture
due December 1, 2010	669,708	-	669,708
2004 warrants expiring October 6, 2009		1,379,373	1,379,373
2004 warrants expiring October 10, 2010		1,765,658	1,765,658
2004 warrants expiring April 6, 2011		53,334	53,334
2006 warrants expiring September 5, 2008		396,546	396,546
2004 warrants expiring October 6, 2011		131,909	131,909
	$3,951,766	$4,892,270	$8,844,036

This derivative liability is adjusted quarterly based on a value model discussed in Note 1 herein and any changes in fair value are recorded as gain or loss on derivative financial instruments in the consolidated statements of operations.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

12.	DERIVATIVE LIABILITIES (continued)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of January 31, 2008:

	Warrant	Conversion
	Derivatives	Features
$2,500,000 face value convertible debenture
due February28, 2009	2,500,000	11,363,636
$1,000,000 face value convertible debenture
due August 31, 2009	2,000,000	4,334,036
$1,500,000 face value convertible debenture
due September 26, 2009	2,000,000	6,818,182
$800,000 face vale convertible debenture
due December 1, 2010	800,000	3,636,364
2004 warrants expiring October 6, 2009	9,212,400	-
2004 warrants expiring October 10, 2010	11,055,264	-
2004 warrants expiring April 6, 2011	314,276	-
2006 warrants expiring September 5, 2008	3,965,464	-
2004 warrants expiring October 6, 2011	876,200	-
	32,723,604	26,152,218

In addition to the warrants included as Warrant Liabilities in the table above, the Company has two additional warrants included as equity: $800,000 convertible debenture due December 1, 2010 – 1,033,332 (See Note 7(d)); and Knightsbridge Warrants: 1,000,000 (See Note 8(a)).

Information and significant assumptions embodied in our valuations (including range for certain assumptions during the subject periods that instruments were outstanding) as of the year ended January 31, 2008 are:

	Conversion or		Equivalent	Risk Free
	Strike Price	Volatility	Term (Years)	Rate
$2,500,000 face value convertible debenture
due February28, 2009 - Compound Derivative	$0.17	81.59%-154.20%	.079 - .982	N/A
$2,500,000 face value convertible debenture
due February28, 2009 - Warrant Derivative	$0.15	138.12%	4.17	2.82%
$1,000,000 face value convertible debenture
due August 31, 2008 - Compound Derivative	$0.17	132.89%-143.45%	0.569	N/A
$1,000,000 face value convertible debenture
due August 31, 2008 - Warrant Derivative	$0.15 - $0.20	156.75%	2.58	2.27%
$1,500,000 face value convertible debenture
due September 26, 2009 - Compound Derivative	$0.17	106.88%-154.20%	.394-1.391	N/A
$1,500,000 face value convertible debenture
due September 26, 2009 - Warrant Derivative	$0.01 - $0.20	154.43%	2.67	2.27%
$800,000 face value convertible debenture
due December 1, 2010 - Compound Derivative	$0.01 - $0.20	120.39%-157.00%	1.560-2.514	N/A
2004 warrants expiring October 6, 2009	$0.12 CDN	138.54%	1.67	4.17%
2004 warrants expiring October 10, 2010	$0.12 CDN	120.49%	2.75	4.17%
2004 warrants expiring April 6, 2011	$0.12 CDN	113.58%	3.25	4.17%
2006 warrants expiring September 5, 2008	$0.15	116.98%	0.58	4.23%
2004 warrants expiring October 6, 2011	$0.22 - $0.23 CDN	107.56%	3.75	4.17%

Certain warrants are denominated in Canadian dollars and in those cases the risk free rate is based on Bank of Canada data.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

13.	2007 INCENTIVE STOCK PLAN

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company pursuant to the Company’s 2007 Incentive Stock Plan, and were issued for no consideration other than future services to be rendered.

The market value of the Company’s stock on the award date was $0.19, accordingly the fair value of the entire award was $646,000. The awards vest 20% each year and the Company expects to spread the $646,000 cost over the 5 years of vesting at $129,200 per year. Accordingly, $129,200 of stock compensation expense was recorded for the year ended January 31, 2008 and $2,512 in 2007; 3,400,000 shares are included in issued and outstanding shares, and 680,000 shares are included in the weighted average number of shares outstanding (basic).

14.	COMMON SHARES

(a) Authorized

The Company’s authorized share capital consists of the following: Unlimited number of common shares with voting rights Unlimited number of preference shares, issuable in series

(b) Fiscal 2007 private placement

During the year ended January 31, 2007, the Company completed a series of private placements for an aggregate of 5,465,464 common shares for net proceeds of $546,546. In addition, 3,965,464 warrants were issued. See Note 8(d).

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

During the year ended January 31, 2007, a total of 1,011,912 shares were released from escrow. During the year ended January 31, 2008, an additional 1,011,912 shares were released from escrow, leaving 2,023,830 escrowed shares at January 31, 2008.

(d) Stock options – 1998 Stock Option Plan

Under the Stock Option Plan (1998), (the “1998 Plan”), options may be granted to directors, officers, employees, and consultants of the Company at an exercise price determined by the Board of Directors provided that such exercise price should not be less than permitted under the rules of any stock exchange where the shares are listed. The period during which an option may be exercised (the “Option Period”) is determined by the Board at the time the option is granted, subject to any vesting limitations which may be imposed by the Board in its sole discretion at the time such option is granted. The options are exercisable during a period not to exceed 5 years from the date the option is granted unless otherwise specifically provided by the Board, and in any event, no option shall be exercisable for a period exceeding 10 years from the date the option is granted. Options are exercisable as determined by the Board at the date of the grant. No options have been granted under this plan since December 14, 2004 and were vested four months after date of grant.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

14.	COMMON SHARES (continued)

Shares covered by options granted with respect to any year may not exceed 10% of the issued and outstanding shares of the Company, calculated on a non-diluted basis.

The following tables reflect the movement and status of the stock options granted under the 1998 Plan:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
Options outstanding	Options	Price (*)	Options	Price (*)

Balance, beginning of the year	2,838,041	$0.23	3,627,317	$0.18
Options granted during the year	-	-	-	-
Options cancelled during the year	-	-	(396,600)	0.08
Options exercised during the year	-	-	(392,676)	0.10
Balance, end of the year	2,838,041	$0.26	2,838,041	$0.23

(*) This series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at that year end.

January 31, 2008
Options Outstanding		Options Exercisable
	Weighted		Weighted
Number	Average Life (Yrs)	Number	Average Life (Yrs)
100,000	0.8	250,000	0.8
200,000	0.9	200,000	0.9
616,150	0.9	566,150	0.9
700,000	1.2	600,000	1.2
584,000	1.4	584,000	1.4
637,891	1.8	637,891	1.8
2,838,041	1.3	2,838,041	1.3

(e) Stock options – 2007 Stock Option Plan

On January 19, 2007, the Company adopted the 2007 Incentive Plan (the “2007 Plan”) for the Company’s employees, non-employee directors and consultants, reserving a total of 15,000,000 of the Company’s common shares for issuance pursuant to awards or grants made under the 2007 Plan. The 2007 Plan has terms and conditions similar to the 1998 Plan.

On January 19, 2007, the Company entered into stock option agreements under the 2007 Plan with certain employees and non-employee directors of the Company, and granted options to purchase an aggregate of 5,600,000 common shares of the Company, of which options to purchase an aggregate of 4,900,000 common shares were granted to executive officers and directors of the Company. The grant price was $0.13 per share, with a term of 5 years, vesting 20% per year over the five years.

The Company recognizes stock options in the financial statements based on their fair value. As described in Note 1, the fair value at date of grant was determined to be $436,800. Accordingly, the Statement of Operations includes $4,044 of stock compensation expense at January 31, 2007 and $112,000 at January 31, 2008.

Options outstanding at January 31, 2008 and 2007 were 5,600,000. At January 31, 2008, 1,120,000 were exercisable. At January 31, 2007, no options were exercisable.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

14.	COMMON SHARES (continued)

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
Options outstanding	Options	Price (*)	Options	Price (*)

Balance, beginning of the year	5,600,000	$0.13	-	$-
Options granted during the year	-	-	5,600,000	0.13
Options cancelled during the year	-	-	-
Options exercised during the year	-	-
Balance, end of the year	5,600,000	$0.13	5,600,000	$0.13

January 31, 2008
Options Outstanding		Options Exercisable
	Weighted		Weighted
Number	Average Life (Yrs)	Number	Average Life (Yrs)
5,600,000	4.0	1,120,000	4.0

As indicated above, total options outstanding and vested at January 31, 2008 were 1,120,000 with an exercise price of $0.13 and a life of 4.0 years. The market value of our shares at January 31, 2008 was $0.21, therefore the intrinsic value of these options at January 31, 2008 was $89,600.

15.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on February 1, 2007. Adoption of FIN 48 did not have any impact on the Company’s financial statements.

The Company would recognize interest and penalties related to a liability for uncertain tax positions in income tax expense is said positions had been taken:

At January 31, 2008, net deferred tax assets consist of the following:

Net operating loss carry-forwards – United States	$5,300,308
Net operating loss carry-forwards – Canada	2,013,264
Allowance for doubtful accounts	2,898,274
Accrued expenses	173,185
Basis difference in debentures	133,194
Stock compensation	91,814
Basis difference in capital assets	89,000
Capital loss carry-forward – Canada	80,000
Deferred revenue	22,741
Other	124
10,801,904
Valuation allowance	(10,801,904)
$-

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

15.	INCOME TAXES (continued)

Income tax benefit consists of the following at January 31:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Deferred	10,801,904	1,740,000

Change in deferred tax asset
valuation allowance	(10,801,904)	(1,740,000)

Total	$-	$-

The provision (benefit) for income tax varies from that which would be expected based upon applying the statutory rate to pre-tax accounting loss at January 31 as follows:

	2008	2007
Statutory rate	34.00%	34.00%
State rate	3.63	2.60
Permanent items	(0.10)	(0.20)
Change in valuation allowance	(40.70)	(36.60)
Other	3.17	0.00
	0.00%	0.00%

At January 31, 2008, the Company had net operating loss carry-forwards of approximately $14.1 million (expiring from 2009 through 2027) and $5.5 million (expiring 2009 through 2015) in the United States and Canada, respectively. The use of the United States loss carry-forwards may be limited in any given year as a result of previous changes in ownership.

16.	CASH FLOW INFORMATION

(a) Supplemental Information

	2008	2007
Cash paid during the year for interest	$1,194,933	$30,603

(b) Non-cash financing and investing activities

During the year ended January 31, 2007, the Company converted certain convertible debentures which were treated as a conversion of debt and issuance of common shares in the amount of $1,406,529 and as such have not been included in the statement of cash flows. Interest of $76,805 for the Debenture conversion and interest of $28,895 for related party debt were exchanged for common shares totaling $105,700.

During the year ended January 31, 2008, the Company issued $5,800,000 of Convertible Debentures in which $1,723,364 of proceeds were allocated to and capitalized as deferred financing costs.

As part of the Calcars acquisition described in Note 9, the Company assumed current liabilities of $685,235.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

16.	CASH FLOW INFORMATION (continued)

	January 31,	January 31,
	2008	2007
Common shares issued for related party loan payable	$-	$131,210
Debenture converted into common stock	$-	$1,406,529
Common stock issued for satisfaction of debenture accrued interest	$-	$80,414
Common stock issued for satisfaction of related party loan interest	$-	$25,286
Common shares issued for acquisition of minority interest	$400,000	$-
Note payable issued for acquisition of minority interest	$200,000	$-

17.	INTEREST AND OTHER EXPENSES

	2008	2007
Amortization of debt financing costs (Note 11)	$360,771	$0

Interest on long-term debt (Note 6)	4,356	18,783
Interest on capital leases (Note 5)	742	2,480
Other interest, bank charges and late fees	1,889,080	100,204
	$2,254,949	$121,467

18.	RELATED PARTY TRANSACTIONS

See Note 7(d) for related party convertible debentures.

On February 28, 2005, the Company entered into a joint venture agreement (“JV1”) with a member of the Company's Board of Directors. The purpose of this joint venture was to add five additional Carbiz Auto Credit centers in the state of Florida over five years. Under the agreement, the Company contributed its intellectual property and permanent, non-exclusive license agreements in exchange for a 50% share of the joint venture. The partner contributed $500,000 for the remaining 50% share. In April 2005, the joint venture signed a five-year lease for the premises of the first center, at a price of $31,200 annually.

The Company has accounted for the joint venture using FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. Because the joint venture is operated as a CAC location and is fully integrated under the daily control and management of the Company, the Company is, under this guidance, the “primary beneficiary”. Accordingly operational revenue and expenses, and all assets and liabilities are fully consolidated.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

18.	RELATED PARTY TRANSACTIONS (continued)

A Summary of 100% of the joint venture revenues and expenses and assets are listed below:

	January 31, 2008	January 31, 2007
Sales	$478,126	$296,302
Cost of sales	414,826	242,082
Gross Profit	63,300	54,220
Operating Expenses (1)	151,092	123,433
Operating Loss	$(87,792)	$(69,213)
Depreciation	(1,113)	(1,113)
Net Loss	$(88,905)	$(70,326)

Total Assets	$303,886	$431,602

(1) Excluding depreciation and amortization.

On January 24, 2008, the board of directors of the Company approved the purchase from JonRoss, Inc. of it’s 50% membership interest in Carbiz Auto Credit JV1, pursuant to a purchase agreement, dated January 24, 2008 (the “Purchase Agreement”), by and between the JonRoss and Carbiz USA, Inc., a subsidiary of the Company. The Purchase Agreement was entered into by the Company and the transaction consummated on the same date.

The consideration payable by Carbiz USA to the Seller was $600,000, paid through the issuance by the Company of 1,600,000 shares of common stock and a promissory note from Carbiz USA in the principal sum of $200,000. The shares of common stock were valued at $0.25 per share, the closing price of the stock on January 23, 2008. The note bears interest at an annual rate of 8%, and all principal and interest is payable on January 24, 2009. The Company has guaranteed the obligations of Carbiz USA under the note.

In July 2005, the Company entered into a $150,000 short-term loan agreement with a company owned by a significant stockholder. The loan proceeds were received in three $50,000 installments received in July, August, and September 2005. Interest on the loan is at a rate of 17.7% per annum. Repayment of the loan and interest commenced on October 1, 2005 and was suspended after the second payment, although interest continued to accrue. On September 5, 2006, the $131,210 principal balance, plus $25,336 of accrued interest was converted into common shares as discussed in Note 8(d). During the fourth quarter of fiscal year ended January 31, 2007, the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by a significant stockholder. The amount was paid off in June 2007 with proceeds from a Trafalgar financing.

On September 5, 2006, the Company completed a non-brokered private placement of 2,400,000 units at a price of $0.10 per unit for gross proceeds to the Company of $240,000. Each unit is comprised of one common share and one common share purchase warrant exercisable into one common share at an exercise price of $0.15 for a period of two years. Concurrently with this offering, related party debt in the amount of $156,546.44 held by two of the Company’s directors, Ross Quigley and Theodore Popel, was also converted into 1,565,464 units with the same terms as the units issued in the private placement.

On October 1, 2007, the Company completed a financing with a group of investors, which include the spouse of Carl Ritter, Chief Executive Officer of the Company, the spouse of Vernon Haverstock, who is a director of the Company, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a director of the Company, and certain companies or trusts controlled by them. A committee of the Board of Directors of the Company, composed of two directors who were not purchasing any of the debentures and warrants, approved the issuance of the debentures and warrants, finding the transaction to be in the best interest of the Company and the shareholders based upon the necessity for the Company to raise the additional funds quickly in order to be able to consummate the Calcars transaction (See Note 9), and the fact

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

18.	RELATED PARTY TRANSACTIONS (continued)

that the terms of the debentures and warrants contained the same terms as those issued to Trafalgar on September 26, 2007, except that the terms of the October 1, 2007 debentures made them subordinate to both the Company’s senior credit facilities and the debentures issued to Trafalgar, and the October 1, 2007 debentures are unsecured.

On January 24, 2008 the Board authorized the payment of director’s fees in shares of common stock. See Note 8.

19.	COMMITMENTS AND CONTINGENCIES

Rent paid under premises leases for the years ended January 31, 2007 and January 31, 2008 were $185,645 and $648,900, respectively. Future minimum annual payments under operating leases for equipment and premises (exclusive of realty taxes and other occupancy charges) are approximately as follows:

2009	$1,378,871
2010	820,468
2011	317,512
2012	151,400
2013	70,308
Greater than 5 years	392,553
$3,131,112

After the Calcars and Texas Auto acquisitions, the Company entered into a lease for a larger corporate administration facility in Sarasota. As a result, the Company may incur approximately $50,000 of contract termination penalties from the early termination of the lease on its existing office. In addition, the Company had leased a small regional administration office in the Midwest. After the Texas Auto acquisition, the company chose to consolidate all administration functions in the new Sarasota facility and the Midwest regional office was determined to be excess. As a result, the Company may incur approximately $90,000 of contract termination penalties from the early termination of this Midwest lease. The aggregate $140,000 has been provided for as a charge to operations in the year ended January 31, 2008 and included in Other Operating Expense as the amounts will likely be paid..

20.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amount of financial instruments including cash and cash equivalents, capital leases, accounts receivable, notes receivable and accounts payable and accrued liabilities approximates fair value because of the limited term of these instruments. The carrying value of the long-term debt approximates fair value because the interest rate is tied to the daily U.S. prime rate. The carrying value of the convertible debenture approximates fair value because it was negotiated shortly before year-end.

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

Credit risk

Credit risk arises from the possibility that the Company’s customers may experience financial difficulty and be unable to fulfill their financial obligations. The risk is mitigated through proactive credit screening, a stringent collection policy, and the ability to restrict user access on certain software products.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

20.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

Foreign currency risk

The Company conducts most of its business in the United States of America. The Company’s exposure to foreign currency risk arises from purchases denominated in Canadian dollars. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. At the years ended January 31, 2008 and 2007, the Company had Canadian dollar assets of Cdn $547 in 2008 and Cdn $29,364 in 2007, and the Company had Canadian dollar liabilities of Cdn $3,437,360 in 2008 and Cdn $5,022,577 in 2007. During the years ended January 31, 2008 and 2007, the Company recorded foreign exchange losses of $387,496 in 2008 and $73,834 in 2007. See Note 1 – Foreign currency translation for the Company’s policy on foreign currency translation.

21.	SEGMENTED INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), including its new acquisitions “Carbiz Auto Credit AQ” or “AQ” and “Texas Auto Credit” or “Texas Auto”, and its previous joint venture (“JV1”), and various software and consulting services offered to independent car dealerships (“Software and Other Products”). In prior periods, JV1 has been displayed as a separate segment of operations. The Company purchased the 50% percent portion of JV1 it did not own on January 24, 2008, and as a result, the Company now combines the JV1 results with the other CAC results. See Note 18. Approximately 99.7% of the Company’s revenue is generated in the United States. In addition almost all of the Company’s assets are located in the U.S. A fourth business segment, TaxMax, a tax preparation service, was sold on May 16, 2006. The Company has eliminated Tax Max from the segment information. See Note 22.

CAC purchases automobiles through auctions and sells them to end users at car lots located in the United States. When required, the Company will also finance these sales with loans that are generally 80 weeks to 48 months in length.

Software and other products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

21.	SEGMENTED INFORMATION (continued)

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$5,893,253	$2,261,836	$8,155,089
Cost of Sales	3,587,999	1,104,889	4,692,888
Gross Profit	2,305,254	1,156,947	3,462,201
Operating Expenses (1)	10,537,178	3,768,914	14,306,092
Income (Loss) From Segments	$(8,231,924)	$(2,611,967)	$(10,843,891)
Depreciation & Amortization			91,249
Gain on debt forgiveness			(391,337)
Total Operating Loss			$(10,543,803)

Total Assets	$27,693,773	$4,163,871	$31,857,644

		2007
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	829,753	2,380,077	$3,209,830
Cost of Sales	819,912	976,208	1,796,120
Gross Profit	9,841	1,403,869	1,413,710
Operating Expenses (1)	340,678	2,254,818	2,595,496
Income (Loss) From Segments	(330,837)	(850,949)	(1,181,786)
Depreciation & Amortization			136,248
Total Operating Income (Loss)			(1,318,034)

Total Assets	(99,548)	867,262	$767,714

(1) Excluding depreciation and amortization

22.	DISCONTINUED OPERATIONS

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

23.	SUBSEQUENT EVENTS

As mentioned in the Notes outlining the various Trafalgar Convertible Debenture Financings, under certain circumstances, the Company is subject to liquidated damages for not having effective registrations in place on a timely basis for the underlying shares in the Trafalgar transactions. The Company has not recorded such possible penalties until the liability was incurred and the amounts due were fixed and determinable. $40,000 of liquidated damages were deducted from the proceeds of the September 26, 2007 Trafalgar transaction and recorded as interest expense at that time. In addition, on November 21, 2007 the Company was invoiced by Trafalgar for a total of $165,184 of liquidated damages. After deducting the $40,000 previously mentioned,

CARBIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2007
(expressed in U.S. dollars)

23.	SUBSEQUENT EVENTS (continued)

the Company has recorded the remaining $125,184 as a third quarter interest expense. The Company was invoiced a further $54,191.92 on February 13, 2008 and recorded such amount as a fourth quarter expense. The Company has started to reduce this recorded liability with payments of $20,000 monthly to Trafalgar. Accordingly, the outstanding balance at January 31, 2008 was $179,376. Since the registration rights agreements call for liquidated damages up to 15%, a remaining contingent liability of $155,624 remains under the $2,500,000 Trafalgar financing. In addition, the $1,000,000 August 31, 2007 and $1,500,000 September 26, 2007 Trafalgar financings have similar registration rights provisions (limited to 15%) with contingent amounts of $150,000 and $225,000. The Company’s most recent filing was an amended SB-2 on Form F-3 filed January 14, 2008 with further amendments as recently as March 21, 2008. The Company’s Form F-3 filing was declared effective on March 24, 2008, including the maximum number for shares underlying both the convertible debentures and warrants held by Trafalgar as allowed under SEC Rule 415. As shares are issued through conversion or exercise of warrants, the Form F-3 filing will be updated to provide for registration of all shares underlying the Trafalgar debentures and warrants, eliminating further liquidated damage assessments under the registration rights agreements.

In addition, starting on February 29, 2008, the Company has exercised its option under the terms of the February Convertible Debentures to pay interest and principal in the form of common stock of the Company. The company has issued approximately 497,868 shares in that regard in a series of conversions since that date.

On April 7, 2008 the Company entered into a non-exclusive investment banking arrangement for a six month period. The Company will pay an initial non-refundable $5,000 retainer and an additional monthly retainer of $2,500 for 6 months beginning on May 15, 2008. In addition, the Company will issue 250,000 common shares on May 15, 2008. The contract calls for typical investment banking services to be provided and additional compensation typical to the investment banking industry for any equity raised as a direct result of the services of the service provider.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T). Controls and Procedures.

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

Management’s Report On Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles.

     Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of the filing date, the Company’s internal control over financial reporting was effective.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to its cost. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Changes in Internal Control over Financial Reporting

     There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our directors, executive officers and key employees as of April 28, 2008 were as follows:

Name	Age	Position

Carl Ritter (1)	48	Chairman, Chief Executive Officer and a Director
Richard Lye	62	President, Corporate Secretary and a Director
Ross Quigley (1)	63	Director
Theodore Popel (1)	60	Director
Stanton Heintz	58	Chief Financial Officer and a Director
Christopher Bradbury	36	Director
Vern Haverstock	60	Director
Gene Tomsic	58	Director
Brandon Quigley	32	Director
Wallace Weylie	71	Director

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

     Richard Lye – President, Corporate Secretary and a Director. Mr. Lye has been with Carbiz since March 1998, and has been the President of Carbiz and Corporate Secretary since April 2001 and Director since June 2007. Prior to joining Carbiz, Mr. Lye was the Vice President of Data Gathering Service Inc. from August 1995 until March 1998. Prior to co-founding Data Gathering Service Inc. with Mr. Ritter, Mr. Lye held several senior management positions in the retail automotive industry in Canada, including serving as the General Manager for a major Canadian Chevrolet dealership located in Toronto. Mr. Lye holds a permanent teaching certificate from the Province of Ontario and also is a graduate of the NADA Dealer Academy. Mr. Lye was formerly a director of Carbiz from March 1998 to March 2007.

     Ross Quigley - Director. Mr. Quigley has been a director of Carbiz since March 1998. Since May 1988, Mr. Quigley has been the Chief Executive Officer of the Medipac International Group of Companies, a private corporate group that provides administration services and medical insurance coverage for traveling Canadians, and Reed Mather Insurance Group Inc., a private multi-line insurance brokerage. Mr. Quigley attended Dalhousie University, Halifax, Nova Scotia, Canada for four years in the engineering, physics, mathematics and psychology disciplines. Mr. Quigley has completed several actuarial and insurance courses and holds several general and life insurance licenses in various provinces of Canada.

     Theodore Popel - Director. Mr. Popel has been a director of Carbiz since June 2004. Since January 1995, Mr. Popel has been the Vice President of Medipac Assistance International Inc., which is a company that provides emergency medical assistance and managed care for traveling Canadians.

      Stanton Heintz - Chief Financial Officer, Chief Operating Officer and a Director. Mr. Heintz has been the Chief Financial Officer of Carbiz since October 2006 and Chief Operating Officer of Carbiz since May 2002 and a Director since July 2006. Mr. Heintz joined Carbiz in May 2000 as a Vice President following the acquisition of TaxMax, Inc. by Carbiz, which was a company founded by Mr. Heintz. Prior to the acquisition of TaxMax, Inc. by Carbiz, Mr. Heintz had been the President of TaxMax, Inc. since September 1996. Mr. Heintz graduated from Bluffton College in Bluffton, Ohio with a Bachelor of Arts in Business Administration in 1971.

     Christopher Bradbury - Director. Mr. Bradbury has been a director of Carbiz since July 2006. Mr. Bradbury has been President of Medipac International Communications Inc. (“Medipac”) since June 2006. Prior thereto Mr. Bradbury was the Vice President of Medipac International Inc. from April 2002 to June 2006 and Vice President of Reed Mather Insurance Group Inc. from 1997 to April 2002.

     Vernon Haverstock – Director. Mr. Haverstock has been a director of Carbiz since July 2007. Mr. Haverstock has been in the automotive after market since 1974, including Assistant Branch Manager of Ford Credit Canada until 1982, President of Marketing Professionals Inc. from 1993 to 1999, and Vice President of Carbiz from 1999 to 2001 following the acquisition of Marketing Professionals Inc. by Carbiz. Mr. Haverstock has worked as a consultant in the automotive after market since 2001. Mr. Haverstock graduated from St. Mary’s University in Halifax, NS in 1974 with a Bachelor of Commerce, Business Administration.

     Gene Tomsic – Director. Mr. Tomsic has been a director of Carbiz since July 2007. Following graduation in 1967 with a B.A. degree (Economics) from Columbia University in New York City, Mr. Tomsic entered the Naval OCS program and served as a Lieutenant (jg) with the U.S. Navy/Marine Corps for approximately 4 years. He began his business career with an international insurance company in its Chicago office and was later transferred to the company’s Toronto location. He later moved on to a Canadian insurance brokerage firm where he rose to the level of Vice President – Employee Benefits. After five years in this capacity, he left the firm to start up his own employee benefits consulting practice, Gene Tomsic Insurance Agencies Inc., which he continues to direct today.

     Brandon Quigley – Director. Mr. Quigley has been a director of Carbiz since July 2007. Mr. Quigley has been the Privacy and Compliance Officer of a privately held financial services company in Toronto, Ontario, Canada for more than 5 years. Formerly head of the Special Issues Desk of a leading Canadian national discount brokerage, Mr. Quigley has over 10 years experience in financial analysis and business development. Mr. Quigley holds a Bachelor of Commerce from the University of Toronto and Masters of Business Administration from Queen’s University.

     Wallace Weylie – Director. Mr. Weylie has been a director of Carbiz since July 2007. Mr. Weylie is semi-retired after 45 years in the private practice of immigration law and also serves as the General Counsel for the Canadian Snowbird Association. Mr. Weylie is a graduate of Osgood Hall Law School and the University of Detroit Law School and is a Member of the Bars of Ontario and Florida.

     All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers, except that Brandon Quigley is the son of Ross Quigley. None of the directors serve as directors of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act. We are not aware of any involvement in legal proceedings by any of the Company’s directors or executive officers that would be material to an evaluation of the ability or integrity of any director or executive officer.

Audit Committee and Audit Committee Financial Expert

     We have established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which is comprised of Carl Ritter, Ross Quigley and Theodore Popel, none of whom is ‘independent’ for audit committee purposes according to the listing standards of the NASDAQ Stock Market and the regulations of the SEC. The Board has determined that Mr. Popel meets all of the criteria required of an audit committee financial expert. The Audit Committee recommends independent accountants to audit our financial statements, discusses the scope and results of the audit with the independent accountants, reviews our interim and year-end operating results with our executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers our audit procedures and reviews the non-audit services to be performed by the independent accountants.

Code of Ethics

     We have adopted a Code of Ethics that applies to all our directors, officers and employees. A copy of the Code of Ethics may be obtained upon request free of charge by writing to our Chief Executive Officer, c/o Carbiz Inc., 7115 16th Street E, Sarasota, Florida 34243.

Compliance with Section 16(a) of the Exchange Act

     We are a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Exchange Act and, therefore, our officers, directors and greater than 10% shareholders are not subject to Section 16 of the Exchange Act, pursuant to Rule 3a12-3(b) promulgated under such Act.

Item 10. Executive Compensation.

Director Compensation

On January 24, 2008, the Board of Directors approved Director fees to be paid in the amounts of $10,000.00 each annually for service as directors of the Company, Committee fees to be paid in the amounts of $5,000.00 each annually, and Committee Chair fees to be paid in the amounts of $5,000.00 each annually. All fees were effective as of that date for the Fiscal Year ended January 31, 2008 payable in cash or fully paid stock with no vesting period at the discretion of the Board of Directors. We also reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings. Directors are eligible for option and restricted stock grants under our stock option plan. See “Stock Option Plan” below. The following table sets forth information concerning the compensation of our directors for the fiscal year ended January 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Ross Quigley	Nil	$38,000	$59,739	Nil	Nil	$15,000	$112,739
Theodore Popel	Nil	$7,600	$3,986	Nil	Nil	$20,000	$31,586
Christopher Bradbury	Nil	$3,800	$1,993	Nil	Nil	$10,000	$15,793
Vern Haverstock	Nil					$10,000	$10,000
Brandon Quigley	Nil					$10,000	$10,000
Gene Tomsic	Nil					$10,000	$10,000
Wallace Weylie	Nil	$3,800	$1,993	Nil	Nil	$10,000	$15,793

Notes:

       (1) The amounts in this column reflect the Director and Committee fees paid through the issuance of common stock.

Compensation of Named Executive Officers

     The following tables summarize all compensation for fiscal years 2008 and 2007 received by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and President and Secretary. We refer to these individuals in this report as our “named executive officers.”

Summary Compensation for the Fiscal Year-Ended January 31, 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensa -tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
Carl Ritter, Chief Executive Officer	2008 2007	$156,000 $171,500	$25,000 Nil	$22,800 $443	$9,960 $361	Nil	Nil	$27,549 $8,575	$241,309 $180,879

Stanton Heintz, Chief Financial Officer and Chief Operating Officer	2008 2007	$145,362 $128,400	$4,016 $20,000	$19,000 $369	$9,960 $361	Nil	Nil	$17,825 $7,420	$196,163 $156,550

Richard Lye, President and Secretary	2008 2007	$117,500 $112,800	$30,000 Nil	$19,000 $369	$9,960 $361	Nil	Nil	$16,285 $5,640	$192,745 $119,170

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

	(2)	The amounts in these columns represent contributions by Carbiz to defined contribution plans and Directors and Committee fees paid through the issuance of common shares.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of January 31, 2008.

Outstanding Equity Awards at January 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carl Ritter, Chief Executive Officer	100,000 100,000 106,000 100,000 100,000	Nil	400,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	475,000 (2)	$90,250	Nil	Nil
Stanton Heintz Chief Financial Officer and Chief Operating Officer	100,000 100,000 106,062 104,050 100,000	Nil	400,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	400,000 (2)	$76,000	Nil	Nil
Richard Lye President and Secretary	100,000 100,000 106,950 104,050 100,000	Nil	400,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	400,000 (2)	$76,000	Nil	Nil

Notes:
	(1)	These options become exercisable in five equal installments on the first, second, third, fourth and fifth anniversary of January 19, 2007.

	(2)	These shares vest in five equal installments on the first, second, third, fourth and fifth anniversary of January 25, 2007.

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

     The 2007 Plan became effective on January 19, 2007, subject to the approval by vote of our shareholders, in accordance with applicable laws. The 2007 Plan was approved by our shareholders on June 22, 2007 and shall remain in effect through January 18, 2017, subject to the right of our board of directors to terminate the 2007 Plan at any time as provided in the plan. Upon such termination, the outstanding awards granted under the 2007 Plan will remain in effect in accordance with their terms.

     The 2007 Plan is administered by a committee of the Board, except that with respect to awards to non-employee directors, it is administered by the entire Board (the "Committee"). The Committee is authorized, subject to the provisions of the 2007 Plan, to establish such rules and regulations as it may deem appropriate for the proper administration of the 2007 Plan, and to make such determinations under, and such interpretations of, and to take such steps in connection with, the 2007 Plan and plan awards as it may deem necessary or advisable. If any award granted under the 2007 Plan terminates, expires or lapses for any reason other than by virtue of exercise of the award, or if shares issued pursuant to the award are forfeited, any shares subject to such award again shall be available for the grant of an award under the plan.

     The Committee shall have complete discretion in determining the number of shares subject to options granted to each participant, provided, however, that (i) no participant may be granted options in any calendar year for more than five million (5,000,000) shares, (ii) the aggregate fair market value (determined at the time the award is made) of shares with respect to which any participant may first exercise incentive stock options ("ISOs") granted under the 2007 Plan during any calendar year may not exceed $100,000 or such amount as shall be specified in Section 422 of the Internal Revenue Code and rules and regulations thereunder, (iii) no ISO may be granted on or following the tenth anniversary of the earlier of the effective date of the 2007 Plan or the date of shareholder approval of the 2007 Plan, and (iv) no ISO may be granted to a non-employee director or consultant.

     Each option grant shall be evidenced by an agreement that shall specify the type of option granted, the option price, the duration of the option, the number of shares to which the option pertains, any conditions imposed upon the exercisability of options in the event of retirement, death, disability, or other termination of employment or service, and such other provisions as the Committee shall determine. The exercise price per share covered by an option ("Option Price") shall be determined by the Committee subject to the following limitations. The Option Price shall not be less than 100% of the fair market value of such share on the date of grant. In addition, in order for an option to be an ISO where an option is granted to an employee who, at the time of grant, owns shares possessing more than 10% of the total combined voting power of all classes of shares of the Company, the option must have an Option Price which is at least equal to 110% of the fair market value of the shares on the date of grant. Each option shall expire at such time as the Committee shall determine at the time of grant, provided, however, that no ISO shall be exercisable after the expiration of ten years from its award date. In addition, in order for an option to be an ISO where an option is granted to an employee who, at the time of grant, owns shares possessing more than 10% of the total combined voting power of all classes of shares of the Company, the option must not be exercisable after the expiration of five years from its award date.

     The Committee shall have complete discretion in determining the number of shares of restricted stock granted to each participant, provided, however, that no participant may be granted more than five million (5,000,000) shares of restricted stock in any calendar year. Each restricted stock award shall be evidenced by an agreement that shall specify the period of restriction, the number of shares of restricted stock granted, and the applicable restrictions (whether service-based restrictions, with or without performance acceleration, and/or performance-based restrictions) and such other provisions as the Committee shall determine. Unless otherwise provided in the applicable agreement, participants receiving restricted stock awards are not required to pay the Company therefore (except for applicable tax withholding) other than the rendering of services. If an award of restricted stock is intended to be a performance-based compensation award, the terms and conditions of such award, including the performance goal(s) and period of restriction and, if different, performance period, shall be set forth in an agreement or in a sub-plan of the 2007 Plan, which is incorporated by reference into an agreement, and the requirements to satisfy or achieve the performance goal(s) as so provided therein shall be considered to be restrictions under the 2007 Plan.

     In the event of a change in control of the Company, the Committee, as constituted before such change in control, in its sole discretion may, as to any outstanding award, either at the time the award is made or any time thereafter, take any one or more of the following actions: (i) provide for the acceleration of any time periods relating to the exercise or realization of any such award so that such award may be exercised or realized in full on or before a date initially fixed by the Committee; (ii) provide for the purchase or settlement of any such award by the Company, with or without a participant's request, for an amount of cash equal to the amount which could have been obtained upon the exercise of such award or realization of such participant's rights had such award been currently exercisable or payable; (iii) make such adjustment to any such award then outstanding as the Committee deems appropriate to reflect such change in control; or (iv) cause any such award then outstanding to be assumed, or new rights substituted therefore, by the acquiring or surviving corporation in such change in control.

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

Equity Compensation Plans as of January 31, 2008

     The following table gives information about restricted common shares that may be issued under our current equity compensation plan and our old equity compensation plan, which are described above:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
1998 Stock Option Plan	2,838,041	$0.26	3,584,399
2007 Incentive Stock Plan	5,600,000	$0.13	9,400,000
Total	8,438,041	$0.17	12,984,399

Termination of Employment, Change in Responsibilities and Employment Contracts

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 31, 2008 by: (i) each of our named executive officers; (ii) each of our directors; (iii) each person known to us to beneficially own more than five percent (5%) of our common shares based upon statements filed with the SEC pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of	Common Shares Beneficially Owned
Beneficial Owner	Number	Percentage

Christopher Bradbury	613,713	0.9%

John Gallucci	4,862,511 (1)	5.1%

Vernon Haverstock	758,107 (2)	1.1%

Stanton Heintz	1,313,171 (3)	1.9%

Jon Kochevar	8,069,247 (4)	8.1%

Richard Lye	1,751,662 (5)	2.6%

Medipac International, Inc.	7,447,603 (6)	7.9%

Theodore Popel	4,466,253 (7)	6.5%

Brandon Quigley	238,462	*

Ross Quigley	30,866,287 (8)	38.2%

Carl Ritter	5,136,501 (9)	7.5%

Gene Tomsic	254,129	*

Vicis Capital Master Fund	7,175,927 (10)	7.3%

Wallace Weylie	448,462	*

All directors and executive officers as a group (10 persons)	45,846,746 (11)	54.6%

* Indicates less than one percent (1%).

(1) Includes 4,223,511 common shares held in the name of 1144822 Ontario Inc., a company of which Mr. Gallucci is the President and owner of one-third of the outstanding securities. The address for Mr. Galluci is 5160 Explorer Drive, Suite 21, Mississauga, Ontario L4W 4T7 Canada.

(2) Includes 455,478 common shares held in the name of 3031808 NS. Ltd., a company wholly-owned by Mr. Haverstock; and 66,667 held by Mr. Haverstock’s wife..

(3) Includes 410,112 common shares issuable upon exercise of options.

(4) Includes (i) 2,276,246 common shares underlying class A common share purchase warrants; (ii) 1,138,121 common shares underlying class B common share purchase warrants; and (iii) 1,250,000 common shares underlying other common share purchase warrants. The address for Mr. Kochevar is 5307 Hunt Club Way, Sarasota, Florida 34238.

(5) Includes 411,000 common shares issuable upon exercise of options.

(6) The address for Medipac International, Inc. is 180 Lesmill Road, Toronto, Ontario, Canada M3B 2T5. The natural person with voting power and investment power on behalf of Medipac International, Inc. is Mr. Ross Quigley.

(7) Includes (i) 198,000 common shares issuable upon exercise of options; (ii) 464,518 common shares underlying class A common share purchase warrants; (iii) 232,258 common shares underlying class B common share purchase warrants; and (iv) 375,582 common shares underlying other common share purchase warrants. Although Mr. Popel is an officer of Medipac International Inc., he disclaims beneficial ownership of the securities held by Medipac International Inc.

(8) Includes (i) 635,000 common shares issuable upon exercise of options, (ii) 7,447,603 common shares held in the name of Medipac International Inc., a company wholly-owned and controlled by Mr. Quigley, (iii) 1,189,000 common shares held in the name of Samuel A. Quigley, who is Mr. Quigley’s son; (iv) 7,276,248 common shares underlying class A common share purchase warrants; (v) 3,638,121 common shares underlying class B common share purchase warrants; and (vi) 1,189,882 common shares underlying other common share purchase warrants.

(9) Includes (i) 406,000 common shares issuable upon exercise of options; (ii) 106,755 common shares underlying class A common share purchase warrants; (iii) 53,377 common shares underlying class B common share purchase warrants; (iv) 895,944 common shares held by Mr. Ritter’s wife; and (v) 227,721 common shares underlying class B common share purchase warrants held by Mr. Ritter’s wife.

(10) Includes (i) 2,920,671 common shares underlying class A common share purchase warrants; and (ii) 1,460,334 common shares underlying class B common share purchase warrants. The address for Vicis Capital Master Fund is 126 East 56th Street, Tower 56, 33 Suite 700, New York, New York 10022. The natural persons with voting power and investment power on behalf of Vicis Capital Master Fund are John Succo, Sky Lucas and Shad Stastney.

(11) Includes (i) 2,060,112 common shares issuable upon exercise of options; (ii) 7,847,521 common shares underlying class A common share purchase warrants; (iii) 4,151,477 common shares underlying class B common share purchase warrants; and (v) 1,565,574 common shares underlying other common share purchase warrants.

     We are not aware of any arrangement that might result in a change in control in the future.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

     Described below are certain transactions or series of transactions since January 31, 2006, and proposed future transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common shares, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under Item 10 of this report.

     On January 24, 2008, the board of directors of the Company approved the purchase from JonRoss, Inc. of it’s 50% membership interest in Carbiz Auto Credit JV1, pursuant to a purchase agreement, dated January 24, 2008 (the “Purchase Agreement”), by and between JonRoss and Carbiz USA, Inc., a subsidiary of the Company. The Purchase Agreement was entered into by the Company and the transaction consummated on the same date. JonRoss Inc. is owned by Ross Quigley, one of the Company’s directors.

     The consideration payable by Carbiz USA to JonRoss was $600,000, paid through the issuance by the Company of 1,600,000 shares of common stock and a promissory note from Carbiz USA in the principal sum of $200,000. The shares of common stock were valued at $0.25 per share, the closing price of the stock on January 23, 2008. The note bears interest at an annual rate of 8%, and all principal and interest is payable on January 24, 2009. The Company has guaranteed the obligations of Carbiz USA under the note.

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

     In July 2005, the Company entered into a $150,000 short-term loan agreement with a company owned by Ross Quigley, one of the Company’s directors. The loan proceeds were received in three $50,000 installments received in July, August, and September 2005. Interest on the loan is at a rate of 17.7% per annum. Repayment of the loan and interest commenced on October 1, 2005 and was suspended after the second payment, although interest continued to accrue. On September 5, 2006, the $131,210 principal balance, plus $25,336 of accrued interest was converted into common shares as discussed in above. During the fourth quarter of fiscal year ended January 31, 2007, the Company borrowed $230,000 on a short term, informal, non-interest bearing basis from a company owned by one of the Company's directors. The amount was paid off in June 2007 with proceeds from a Trafalgar financing.

     On October 1, 2007, the Company completed a financing with a group of investors, which include the spouse of Carl Ritter, Chief Executive Officer of the Company, the spouse of Vernon Haverstock, who is a director of the Company, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a director of the Company, and certain companies or trusts controlled by them. A committee of the Board of Directors of the Company, composed of two directors who were not purchasing any of the debentures and warrants, approved the issuance of the debentures and warrants, finding the transaction to be in the best interest of the Company and the shareholders based upon the necessity for the Company to raise the additional funds quickly in order to be able to consummate the Calcars transaction (See Note 9), and the fact that the terms of the debentures and warrants contained the same terms as those issued to Trafalgar on September 26, 2007, except that the terms of the October 1, 2007 debentures made them subordinate to both the Company’s senior credit facilities and the debentures issued to Trafalgar, and the October 1, 2007 debentures are unsecured.

     We believe that the foregoing transactions with our officers, directors and other related parties were on terms no less favorable than could have been obtained from independent third parties.

     We do not believe that any of our current directors are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Item 13. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit
Number	Description
3.1	Articles of Incorporation dated March 31, 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.2	Articles of Amendment dated April 15, 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.3	Articles of Amendment dated April 22, 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.4	Articles of Amendment dated September 1, 1999 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.5	Articles of Amendment dated October 30, 2002 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.6	Articles of Amendment dated July 15, 2003 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.7	Bylaw No. 1 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.8	Bylaw No. 2 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.1	Specimen of Common Share Certificate (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.2	Specimen of Preferred Share Certificate (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.3	Form of Class A Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2/A on June 30, 2006)
4.4	Form of Class B Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2/A on June 30, 2006)

4.5	Form of Agent’s First Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.6	Form of Agent’s Second Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.7	Secured Convertible Debenture ($2,500,000), dated February 28, 2007, issued to Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.8	$0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.9	Replacement Warrant for $0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on October 12, 2007)
4.10	$0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.11	Replacement Warrant (Previously filed as an exhibit to Form 8-K on October 12, 2007)
4.12

Secured Convertible Debenture ($1,000,000), dated August 31, 2007, issued to Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on September 14, 2007)

4.13	$0.15 Warrant to Purchase Common Shares (August 2007) (Previously filed as an exhibit to Form 8-K on September 14, 2007)
4.14	Replacement Warrant (Previously filed as an exhibit to Form 8-K on October 12, 2007)
4.15	$0.22 Warrant to Purchase Common Shares (August 2007) (Previously filed as an exhibit to Form 8-K on September 14, 2007)
4.16	Replacement Warrant (Previously filed as an exhibit to Form 8-K on October 12, 2007)
4.17	Secured Convertible Debenture ($1,500,000) (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.18	$0.01 Purchase Warrant (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.19	$0.10 Purchase Warrant (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.20	$0.15 Purchase Warrant (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.21	$0.20 Purchase Warrant (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.22	Form of 11% Convertible Debenture ($800,000 in aggregate), dated October 1, 2007, issued to investors in private placement (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.23	Form of $0.01 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.24	Form of $0.10 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.25	Form of $0.15 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
4.26	Form of $0.20 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
10.1

Lease Agreement dated October 4, 2003 between Carbiz and Herrig Enterprises L.L.C. with respect to premises located in Sarasota, Florida (Previously filed as an exhibit to Form SB-2 on November 2, 2005)

10.2	Stock Option Plan 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
10.3	Registration Rights Agreement dated October 6, 2004 among Carbiz and certain investors (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
10.4	Registration Rights Agreement dated October 6, 2005 among Carbiz and certain investors (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
10.5	Operating Agreement dated March 16, 2005 of Carbiz Auto Credit JV1, LLC (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
10.6*	2007 Stock Incentive Plan (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.7*	Form of Incentive Stock Option Agreement for Employees (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.8*	Form of Non-Qualified Stock Option Agreement for Employees (Previously filed as an exhibit to Form 8-K on January 25, 2007)

10.9*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.10*	Form of Non-Qualified Stock Option Agreement for Consultants (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.11*	Form of Restricted Stock Agreement for Employees (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.12*	Form of Restricted Stock Agreement for Non-Employee Directors (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.13*	Form of Restricted Stock Agreement for Consultants (Previously filed as an exhibit to Form 8-K on January 25, 2007)
10.14

Securities Purchase Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on March 12, 2007)

10.15

Pledge and Escrow Agreement, dated February 28, 2007, by and between Carbiz Inc., Trafalgar Capital Specialized Investment Fund, Luxembourg and James G. Dodrill, II, P.A., as escrow agent (Previously filed as an exhibit to Form 8-K on March 12, 2007)

10.16	Security Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on March 12, 2007)
10.17

Registration Rights Agreement, dated February 28, 2007, by and between Carbiz Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on March 12, 2007)

10.18

Loan and Security Agreement, dated March 23, 2007, between Carbiz USA Inc., Carbiz Auto Credit, Inc. and Carbiz Auto Credit JV1, LLC, as Borrowers, Carbiz Inc., as Guarantor, Colossus Capital Fund, L.P., as Initial Lender, the Other Lenders from Time to Time Party Thereto and SWC Services LLC, as Administrative Agent (Previously filed as an exhibit to Form 8-K on March 29, 2007)

10.19	Guaranty and Security Agreement, dated March 23, 2007, between Carbiz Inc. and SWC Services LLC (Previously filed as an exhibit to Form 8-K on March 29, 2007)
10.20	Pledge Agreement, dated March 23, 2007, by and between Carbiz Inc. and SWC Services LLC (Previously filed as an exhibit to Form 8-K on March 29, 2007)
10.21

Asset Purchase Agreement, dated October 1, 2007, by and among Carbiz Auto Credit AQ, Inc., Astra Financial Services, Inc., Calcars AB, Inc., and John R. Calcott (Previously filed as an exhibit to Form 8-K on October 2, 2007)

10.22	Security Agreement, dated August 31, 2007, by and between Carbiz, Inc., and Tralfagar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on September 14, 2007)
10.23

Securities Purchase Agreement for $1,000,000 of Subordinated Debentures, dated August 31, 2007, by and among Carbiz, Inc., and Tralfagar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on September 14, 2007)

10.24

Registration Rights Agreement, dated August 31, 2007, by and among Carbiz, Inc., and Tralfagar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on September 14, 2007)

10.25

Escrow Agreement, dated February 27, 2008 by and among Carbiz, Inc., Tralfagar Capital Specialized Investment Fund, Luxemborg, and James G. Dodrill II, P.A. (Previously filed as an exhibit to Form 8-K on March 12, 2007)

10.26

Amended and Restated Loan and Security Agreement, dated October 1, 2007, by and among Carbiz USA Inc., Carbiz Inc., SWC Services, LLC, and AGM, LLC (Previously filed as an exhibit to Form 8-K on October 2, 2007)

10.27

Securities Purchase Agreement for $1,500,00 Convertible Subordinated Debentures, dated September 26, 2007 with Tralfagar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on October 2, 2007)

10.28	Security Agreement, dated September 26, 2007, by and between Carbiz, Inc. and Tralfagar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on October 2, 2007)
10.29	Registration Rights Agreement (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)
10.30	Asset Purchase Agreement, dated December 24, 2007, by and between AGM, LLC, and Texas Auto Credit, Inc. (Previously filed as an exhibit to Form 8-K on December 31, 2007)
10.31	Second Amended and Restated Loan and Security Agreement, dated December 24, 2007, by and among Carbiz USA, Inc., SWC Services, LLC, and AGM, LLC (Previously filed as an exhibit to Form 8-K on December 31, 2007)
10.32	Purchase Agreement, dated January 24, 2008, by and between JonRoss, Inc. and Carbiz USA Inc. (Previously filed as an exhibit to Form 8-K on January 29, 2008)
21	List of Subsidiaries
23.1	Consent of Aidman Piser & Co.
23.2	Consent of Christopher, Smith, Leonard, Bristow & Stanell, P.A.
24	Power of Attorney (Included on the signature pages to the report)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

* Indicates a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Fees billed by Aidman Piser & Co. (“Aidman Piser”) for Professional Services totaled $220,075 for the year ended January 31, 2008 and Christopher, Smith, Leonard, Bristow & Stanell, P.A. (“Christopher, Smith”) totaled $160,436 for the year ended January 31, 2007.

Audit-Related Fees

Fees billed by Aidman Piser for audit-related services totaled $60,119 for the year ended January 31, 2008. Services provided were related to the review of Form F-3 and amendments for consent and to the review of matters related to acquisitions. Audit-related fees incurred with Christopher, Smith for the year ended January 31, 2007 were $38,205. Services provided were related to the review of original SB-2 and amendments for consent and coordination with Canadian audit firm for filing under TSX requirements.

Tax Fees

Fees for tax services, including fees for review of our consolidated federal income tax return, billed by Aidman Piser totaled $26,700 for the year ended January 31, 2008. Fees for tax services by Christopher, Smith for the year ended January 31, 2007 totaled $14,400. Services were related to the extension and filing for 2005 Canadian corporate return, and 2005 and 2006 US corporate return filing.

All other Fees

Fees billed for Professional Services rendered by Aidman Piser during the fiscal year ended January 31, 2008 totaled $0 and by Christopher, Smith during the fiscal year ended January 31, 2007 totaled $0 other than those specified above.

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

There were no fees in Fiscal Years 2008 and 2007 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sarasota, State of Florida on April 30, 2008.

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

Signature	Title	Date

/s/ Carl Ritter
Carl Ritter	Chief Executive Officer, Chairman and a Director	April 30, 2008
(Principal Executive Officer)
/s/ Richard Lye
Richard Lye	President, Corporate Secretary and a Director	April 30, 2008

/s/ Stanton Heintz
Stanton Heintz	Chief Financial Officer and a Director	April 30, 2008
(Principal Financial and Accounting Officer)
/s/Ross Quigley
Ross Quigley	Director	April 30, 2008

/s/ Theodore Popel
Theodore Popel	Director	April 30, 2008

/s/ Christopher Bradbury
Christopher Bradbury	Director	April 30, 2008

/s/ Wallace Weylie
Wallace Weylie	Director	April 30, 2008

/s/ Vernon Haverstock
Vernon Haverstock	Director	April 30, 2008

/s/ Gen Tomsic
Gene Tomsic	Director	April 30, 2008

/s/ Brandon Quigley
Brandon Quigley	Director	April 30, 2008