Form 10-Q
period 2008-04-30
CARBIZ INC
filed 2008-06-16
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to _______________

Commission file Number: 000-52209

CARBIZ INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7115 16th Street East, Suite 105
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 952-9255
(Registrant's telephone number, including area code)

_______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes[ ] No [ x ]

As of June 13, 2008, 68,488,549 common shares of the Registrant were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2008

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

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all losses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	potential infringement by us of third parties’ proprietary rights;

(xv)	defects in our products;

(xvi)	our compliance with privacy laws;

(xvii)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated;

(xviii)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions, and

(xix)

the risk factors identified in our most recent Annual Report on Form 10-KSB, including factors identified under the headings “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets
(expressed in U.S. dollars)

	As at	As at
	April 30, 2008	January 31, 2008
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$145,860	$1,141,271
Accounts receivable	54,777	84,916
Current portion of notes receivable	14,796,778	16,389,259
Inventory	3,545,520	2,554,836
Prepaids and other assets	427,090	465,500
Deferred costs	2,036	3,707
	18,972,061	20,639,489
NOTES RECEIVABLE, NET LESS CURRENT PORTION	9,726,017	8,649,284
DEFERRED FINANCING COSTS	1,176,559	1,362,593
PROPERTY AND EQUIPMENT	864,763	767,995
GOODWILL	438,283	438,283
	$31,177,683	$31,857,644

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,701,103	$3,078,560
Loans Payable
Related Party	200,000	200,000
Line of credit	15,119,137	17,580,169
Inventory floor plan	2,478,167	1,421,151
Current portion of capital leases	7,369	8,104
Current portion of convertible debenture	1,060,857	435,597
Derivative liability	6,743,005	8,844,036
Deferred revenue	48,609	59,753
	29,358,247	31,627,370

CAPITAL LEASES, NET OF CURRENT PORTION	1,326	2,621
CONVERTIBLE DEBENTURE, LESS CURRENT PORTION	100,075	312,405
Includes $35,166 and $25,093 respectively to Related Parties
LONG-TERM DEBT, LESS CURRENT PORTION	19,007,422	17,423,298
	48,467,070	49,365,694
COMMITMENTS AND CONTINGENCIES (Note 13)	-	-
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	16,274,119
Unlimited shares authorized, 68,488,549 and 67,590,681 common shares issued and outstanding as at April 30, 2008 and January 31, 2008
ADDITIONAL PAID-IN CAPITAL	7,872,558	7,679,205
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(41,050,867)	(41,076,177)
	(17,289,387)	(17,508,050)
	$31,177,683	$31,857,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(expressed in U.S. dollars)

	For the three months ended
	April 30
	2008	2007
SALES
Used Car Sales	$6,500,034	$252,188
Software and Consulting Services	575,317	609,980
Interest Income	1,847,921	18,418
	8,923,272	880,586
COST OF SALES
Software and Consulting Services	380,332	218,151
Used Car Sales	4,419,361	197,802
	4,799,693	415,954
GROSS PROFIT	4,123,579	464,632
Gain on debt foregiveness	-	391,337
Personnel expenses	639,325	241,918
Selling expenses	193,317	72,360
Professional fees	484,302	259,239
Provision for credit losses	1,731,041	(24,352)
Other operating expenses	1,178,221	129,650
	4,226,206	678,815
OPERATING INCOME (LOSS)	(102,627)	177,154

INTEREST AND OTHER EXPENSES	(1,906,421)	(89,508)
GAIN ON DERIVATIVE INSTRUMENTS	2,034,358	678,621
MINORITY INTEREST	-	(6,094)
NET INCOME FOR THE PERIOD	25,310	760,173
NET INCOME PER SHARE (basic and diluted)	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic)	65,636,597	60,824,404
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Diluted)	73,393,464	65,876,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(expressed in U.S. dollars)

	For the Three Months Ended
	April 30, 2008	April 30, 2007
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES
OPERATING
Net income	$25,310	$760,173
Items not affecting cash
Depreciation of property and equipment	46,912	26,550
Minority interest	-	6,094
Gain on derivative financial instruments	(2,034,358)	(678,621)
Gain on debt forgiveness	-	(391,337)
Amortization of deferred financing costs	168,562	35,368
Amortization of debt discount	428,216	41,748
Stock compensation	78,376	60,300
Provision for bad debts	1,731,041	(24,352)
	444,059	(164,077)
Net changes in non-cash operating assets and liabilities
Accounts receivable	33,266	(3,066)
Notes Receivable	(1,218,419)	(79,359)
Prepaids and other assets	88,910	22,398
Inventory	(990,684)	(60,421)
Deferred costs	1,671	4,170
Accounts payable and accrued liabilities	622,880	(396,013)
Deferred revenue	(11,145)	(23,497)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,029,462)	(699,865)
INVESTING
Acquisition of property and equipment	(143,680)	(11,472)
NET CASH FLOW FROM INVESTING ACTIVITIES	(143,680)	(11,472)
FINANCING
Repayment of capital leases	(2,030)	(1,849)
Proceeds from line of credit	180,108	249,000
Repayment long-term debt	-	(215,990)
Proceeds from Trafalgar debenture, including derivative components	-	1,480,719
Payment of deferred financing costs	-	(416,087)
NET CASH FLOWS FROM FINANCING ACTIVITIES	178,078	1,095,793
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(347)	(108,937)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(995,411)	275,519
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,141,271	67,990
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$145,860	$343,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the April 30, 2008 and 2007 financial statements, which are necessary for a fair financial statement presentation. The results for the three months ended April 30, 2008 and 2007 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2008 which are included in the Company’s Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC) on April 30, 2008 (“January 31, 2008 Form 10-KSB”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its five operating subsidiaries, Carbiz USA, Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”), Carbiz Auto Credit, AQ Inc. (“AQ”), Texas Auto Credit, Inc. (“Texas Auto”) (CAC, AQ and Texas Auto are all Florida corporations) and Carbiz Auto Credit JV1, LLC, a Florida limited liability company (“JV1”). Collectively, Carbiz Inc., Carbiz USA, Inc., CAC , AQ, Texas Auto, and JV1 are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of selling and financing used automobiles, and developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. During the three months ended April 30, 2008, the Company operated 26 dealerships which sell and finance used automobiles. Included in the 26, are 23 locations acquired on October 1, 2007 throughout the Midwest.in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma.. in addition to the two dealerhips it operates in Florida and one in Texas. The Texas location originated on December 24, 2007 with the purchase of a portfolio of used automobile and light truck loans, and an inventory of used automobiles and light trucks located in Houston, Texas. Sales operations for the Texas location were not authorized by the State of Texas until March 28, 2008. On January 24, 2007 the Company purchased the remaining 50% share of Carbiz Auto Credit JV1, LLC that it did not previously own.

(b) Going concern assumption

While these condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses in the current period (exclusive of gains on derivative instruments) and in each of the past several years. The Company had a working capital deficiency of $10,386,186 at April 30, 2008. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the new dealerships, combined with its existing software and consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

If the going concern assumption were not appropriate to these condensed consolidated financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net income and the balance sheet classifications used.

In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that the Company maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. The Company and the lender have agreed to continue to negotiate regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. It is anticipated the agreement on the covenants will be reached within a reasonable time. If an agreement on such additional covenants is not reached within a reasonable time, it may constitute a default under the Amended Credit Agreement, which could result in the lender demanding the repayment of approximately $36,605,000 currenty due under the Amended Credit Facility.

(c) Significant accounting policies

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following significant accounting policies:

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

A comparison of the following classifications of notes receivable related to auto sales at April 30, 2008 and 2007 is presented below:

Florida stores portfolio:
	2009		2008
	Amount	Number	Amount	Number
Active accounts	$579,191	177	$457,264	163
Accounts held in repossession	$27,416	7	$13,178	5
Accounts written off during period	$23,813	9	$31,528	12

Midwest stores portfolio: February 1, 2008 through April 30, 2008

	2009
	Amount	Number
Active accounts	$18,119,637	4565
Accounts held in repossession	$611,798	139
Accounts written off during period	$1,989,675	485

Texas portfolio: February 1, 2008 through April 30, 2008

	2009
	Amount	Number
Active accounts	$11,335,031	1180
Accounts held in repossession	$441,406	39
Accounts written off during period	$876,669	137

Inventory

Inventory consists of used vehicles and is related to the CAC, AQ, and Texas Auto operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with the issuance of convertible debentures and entering into term loans, lines of credit, and inventory floor plans and are amortized over the term of the related financial instruments. Approximate future amortization of deferred finance costs is as follows as of April 30, 2008:

Periods ending April 30
2009	$585,874
2010	272,421
2011	233,333
2012	84,931
Thereafter	-
$1,176,559

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Net income per share

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	Three Months Ended April 30
	2008	2007
Net income attributable to common stockholder-(numerator)	$25,310	$760,173
Basic:
Weighted average shares outstanding (denominator)	65,636,597	60,824,404
Net income per common share - basic	$-	$0.01
Diluted:
Weighted average shares outstanding	65,636,597	60,824,404
Effect of dilutive securities	7,756,867	5,051,952
Adjusted wieghted average share (denominator)	73,393,464	65,876,356
Net income per common share (diluted)	$-	$0.01

The effects of all stock options and warrants outstanding have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

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

No stock options were granted during the three months ended April 30, 2008.

During the three months ended April 30, 2008, the Company recognized stock-based compensation expense of $20,076 as a result of new options issued on January 19, 2007. See Note 14(e) to the January 31, 2008 Form 10-KSB.

In addition, on January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company. During the three months ended April 30, 2008 the Company recognized stock-based compensation expense of $32,300 as a result of this restricted stock transaction. See Note 13 to the January 31, 2008 Form 10KSB.

Total options outstanding and vested at April 30, 2008 were 3,958,041.

Weighted average exercise price and weighted average life were as follows:

	Number of	Weighted	Weighted Average
	Options	Average Life (Yrs)	Exercise Price
1998 Plan *	2,838,041	1.0	$0.26
2007 Plan	1,120,000	3.7	$0.13
Total	3,958,041

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

(*) This series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at April 30, 2008.

The market value of our shares at April 30, 2008 was $0.16; therefore the intrinsic value of all options outstanding and vested at April 30, 2008 was $33,600. In addition, non-vested options to purchase 4,480,000 shares were outstanding at April 30, 2008 with a weighted average exercise price of $0.13 per share and a weighted average life of 3.7 years. The Company expects to record a total of an additional $301,136 of compensation expense during periods subsequent to April 30, 2008 for non-vested options as of that date.

Total share based compensation of $78,376 consists of $32,300 and $20,076 above plus $6,250 from Note 6(b) and $9,750 from Note 6(c).

Warrant derivative liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. See Note 7 herein.

Goodwill

On April 30, 2008, the Company had $438,283 of goodwill, related to its acquisition on January 24, 2008 of the 50% of JV1 that it did not already own.

Fair value disclosure

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Effective February 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Level 1 - quoted prices in active markets for identical assets or liabilities;
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes liabilities measured at fair value on a recurring basis at April 30, 2008, as required by Statement No. 157:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$--	$--	$6,743,005	$6,743,005

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

		April 30, 2008
Trade receivables from software & consulting		$60,193
Less: Allowance for doubtful accounts		5,417
		$54,776
Notes receivable from vehicle sales – Florida		$606,607
Less: Allowance for doubtful accounts		119,855
		$486,752
Notes receivable from vehicle sales – Midwest		$18,731,435
Less: Allowance for doubtful accounts		3,705,043
		$15,026,392
Notes receivable from vehicle sales – Texas Auto		$11,776,437
Less: Allowance for doubtful accounts		2,766,786
		$9,009,651
Long-term portion of notes receivable	Florida	$125,406
	Midwest	4,623,328
	Texas Auto	4,977,283
	Total	$9,726,017
Current portion of notes receivable	Florida	$361,345
	Midwest	10,403,064
	Texas Auto	4,032,369
	Total	$14,796,778

The future maturities of the long term portion of the notes receivable total of $9,726,017 are $7,156,850 in fiscal year 2010, $1,880,514 in fiscal year 2011, and $688,653 in fiscal year 2012.

During the three month periods ended April 30, 2008, and 2007, the Company earned $1,847,921 and $15,584, respectively, of financing income on the notes receivable. This amount has been included as interest income within Revenues in these financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (continued)

Activity in the allowance for doubtful accounts is as follows:

	Software	Florida	Midwest	Texas	Total 2008	2007
Balance at Beginning of Year	$8,543	$117,161	$4,103,125	$3,526,902	$7,755,731	$83,775
Charged to Expenses	(3,612)	26,507	1,591,593	116,553	1,731,041	4,153
Write-offs and Other	486	(23,813)	(1,989,675)	(876,669)	(2,889,671)	(28,505)
Balance at End of Period	$5,417	$119,855	$3,705,043	$2,766,786	$6,597,101	$59,423

3.	LONG-TERM DEBT

Long-term debt consists of the following at April 30, 2008:

Inventory floor plan	$2,478,167
Revolving line of credit	3,301,284
Term loan	30,825,274
Convertible debenture
exclusive of unamortized discount (Note 4)	5,674,030
Note payable, related party	200,000
42,478,755
Less unamortized discount on
convertible debenture	(4,513,097)
$37,965,658

The future maturities of debt are estimated as follows:

Years ending April 30
2009	$21,891,545
2010	7,129,587
2011	6,554,333
2012	3,774,498
2013	3,128,792
Total long term debt	$42,478,755

These estimated maturities are based upon the Company’s projected repayment schedules which are affected by the expected collection periods of existing notes receivable rather than the contracted latest repayment date stipulated in the agreement.

The unamortized discount of $4,513,097 will be amortized utilizing the effective interest method through the respective maturity dates.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

4.	CONVERTIBLE DEBENTURE

As of April 30, 2008 the Company had outstanding Convertible Debentures as follows:

Carrying Value
a) $2,500,000 face value convertible debenture due February 28, 2009	$919,111
b) $1,000,000 face value convertible debenture due August 31, 2008	81,861
c) $1,500,000 face value convertible debenture due September 26, 2009	124,794
d) $800,000 face value convertible debenture due December 1, 2011	35,166
1,160,932
Less current portion	(1,060,857)
Long-term portion	$100,075

5.	LIQUIDATED DAMAGES

The Trafalgar financings include registration rights agreements which, under certain circumstances, include provisions that require the Company to pay liquidated damages, in the event effective registrations are not in place on a timely basis for the underlying shares in the Trafalgar transactions. The Company originally filed a Registration Statement on Form SB-2 on April 17, 2007. Such registration was updated and amended several times until it was finally approved and declared effective on March 24, 2008 as an amended SB-2 on Form F-3. On November 21, 2007 the Company was invoiced by Trafalgar for a total of $165,184 of liquidated damages. The Company was further invoiced an additional $54,192 on February 13, 2008. Both amounts ($219,376) were recorded as interest expense during the year ended January 31, 2008. Since the registration rights agreements call for liquidated damages up to 15%, a remaining contingent liability of $155,624 remains under the $2,500,000 Trafalgar financing. In addition, the $1,000,000 September 10, 2007 and $1,500,000 September 26, 2007 Trafalgar financings have similar registration rights provisions (limited to 15%) with contingent amounts of $150,000 and $225,000. The Form F-3 filing declared effective on March 24, 2008, included the maximum number for shares underlying both the convertible debentures and warrants held by Trafalgar as allowed under SEC Rule 415. No additional invoices for liquidated damages have been received and the Company believes that no additional expense will be incurred as the registration statement requirements for filing have been fulfilled.

6.	COMMON STOCK

(a) Conversion of convertible debentures

During the three months ended April 30, 2008, the Company issued 497,686 shares of common stock at conversion prices ranging from $0.1275 to $0.1488 in a series of Trafalgar Convertible Debenture conversions. As a result of these transactions, Additional Paid in Capital was credited for $64,476 and Deferred Financing costs was credited for $17,472. The offset was allocated to Derivative Liability and Convertible Debenture on on the dates of conversion.

(b) Unregistered shares for investment banking services

On April 7, 2008 the Company entered into a non-exclusive investment banking arrangement for a six month period. The Company paid an initial non-refundable $5,000 retainer and will pay an additional monthly retainer of $2,500 for 6 months beginning on May 15, 2008. In addition, the Company issued 250,000 unregistered common shares on May 15, 2008 which were valued at $0.15 per share and will be expensed over the six months of the contract. The value of the shares was based on market value at that date ($37,500) and $6,250 was expensed during the three months ended April 30, 2008. and the remaining balance of $31,250 is included in Prepaids and other assets at April 30, 2008. The Company expects to record this $31,250 as additional investment banking services expense during the priod from May 1, 2008 through September 30, 2008.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

6.	COMMON STOCK (continued)

(c) Unregistered shares for executive officer compensation

On February 1, 2008 the Company issued 150,000 unregistered common shares for discretionary management compensation. The shares were valued at $0.26, the market value on the date of the board action ($39,000) and will be expensed ratably during the year ended January 31, 2009. Accordingly, $9,750 was expensed during the three months ended April 30, 2008 and the remaining balance of $29,250 is included in Prepaids and other assets at April 30, 2008. The Company expects to record this $29,250 as additional compensation expense during the period May 1, 2008 through January 31, 2009.

7.	DERIVATIVE LIABILITIES

Derivative fair values at April 30, 2008 were as follows:

	Compound
	Embedded	Warrant	Total
	Derivaties	Derivatives	Derivatives
$2,500,000 face value convertible debenture
due February 28,2009	$1,622,179	$339,000	$1,961,179
$1,000,000 face value convertible debenture
due August 31, 2008	456,598	240,700	697,298
$1,500,000 face value convertible debenture
due September 26, 2009	886,844	262,850	1,149,694
$800,000 face value convertible debenture
due December 1, 2010	655,619	-	655,619
2004 warrants expiring October 6, 2009		821,571	821,571
2004 warrants expiring October 10, 2010		1,205,012	1,205,012
2004 warrants expiring April 6, 2011		37,372	37,372
2006 warrants expiring September 5, 2008		118,964	118,964
2004 warrants expiring October 6, 2011		96,296	96,296
	$3,621,240	$3,121,765	$6,743,005

This derivative liability is adjusted quarterly based on a value model discussed in Note 1 herein and any changes in fair value are recorded as gain or loss on derivative financial instruments in the consolidated statements of operations.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

7.	DERIVATIVE LIABILITIES (continued)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of April 30, 2008:

	Warrant	Conversion
	Derivatives	Features
$2,500,000 face value convertible debenture
due February28, 2009	2,500,000	11,004,282
$1,000,000 face value convertible debenture
due August 31, 2008	2,000,000	4,334,036
$1,500,000 face value convertible debenture
due September 26, 2009	2,000,000	6,818,182
$800,000 face value convertible debenture
due December 1, 2010	0	3,636,364
2004 warrants expiring October 6, 2009	9,212,400
2004 warrants expiring October 10, 2010	11,055,264
2004 warrants expiring April 6, 2011	314,276
2006 warrants expiring September 5, 2008	3,965,464
2004 warrants expiring October 6, 2011	876,200
	31,923,604	25,792,864

In addition to the warrants included as Warrant Derivatives, the Company has two additional warrants which were previously accounted for as equity: $800,000 convertible debenture due December 1, 2010 – warrants to purchase up to 1,033,332 shares; and Knightsbridge Warrants: 1,000,000 See Note 8(a) to the January 31, 2008 Form 10-KSB.

For information and significant assumptions embodied in our valuations (including range for certain assumptions) See Note 12 to the January 31, 2008 Form 10 KSB.

8.	CASH FLOW INFORMATION

(a) Supplemental Information

	Three months ended
	April 30, 2008	April 30, 2007
Cash paid during the period for Interest	$1,085,562	$30,687

(b) Supplemental non-cash information

During the three months ended April 30, 2007, the Company issued $1,750,000 of Convertible Debentures in which $269,281 of proceeds were allocated and capitalized as deferred financing costs. See Note 7(a) to January 31, 2008 Form 10-KSB. During the three months ended April 30, 2008, the Company issued 497,868 shares in connection with convertible debt conversions. See Note 6 herein.

9.	SEGMENT INFORMATION

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2008 and 2007
(unaudited)

CAC purchases automobiles through auctions and sells them to end users at car lots located in the United States. When required, the Company will also finance these sales with loans that are generally 80 weeks to 48 months in length

Software and other products consists of new sales and recurring monthly revenues for software products, and new sales and recurring monthly revenues of consulting products, and other related revenue from credit bureau fees, supply sales and forms programming.

Three months ended April 30		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$8,347,955	$575,317	$8,923,272
Cost of Sales	4,419,361	380,332	4,799,693
Gross Profit	3,928,594	194,985	4,123,579
Operating Expenses (1)	3,219,640	959,654	4,179,294
Income (Loss) From Segments	708,954	(764,669)	(55,715)
Depreciation & Amortization			(46,912)
Total Operating Loss			(102,627)

Total Assets	$30,317,006	$860,677	$31,177,683

Three months ended April 30		2007
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	270,606	609,980	$880,586
Cost of Sales	197,802	218,152	415,954
Gross Profit	72,804	391,828	464,632
Operating Expenses (1)	68,172	584,093	652,265
Income (Loss) From Segments	4,632	(192,265)	(187,633)
Depreciation & Amortization			(26,550)
Gain on Debt Foregiveness			391,337
Total Operating Income (Loss)			177,154

Total Assets	$(102,752)	$2,025,068	$1,922,316

(1) Excluding depreciation and amortization

10.	COMMITMENTS AND CONTINGENCIES.

See Note 5 for Registration Rights liquidated damages.

As outlined in Note 6 (b), the Company entered into a non-exclusive investment banking arrangement for a six month period. In addition to the specific fees outlined in Note 6(b). the agreement also provides for contingent fees typical in the investment banking industry for any equity raised as a direct result of the services of the service provider. The contingent fees include warrants to purchase common shares of the Company and cash compensation equal to a percentage of the gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our software and related consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim condensed consolidated financial statements as of April 30, 2008 and the audited consolidated January 31, 2008 statements reported in our January 31, 2008 Form 10-KSB.

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

Critical Accounting Policies

Revenue Recognition

     Our revenue is derived from the sale of software licenses and consulting services to dealers in the automobile industry and sale of used vehicles. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants in October 1997 as amended by Statement of Position 98-9 issued in December 1998 for all software or software related revenue. For all non-software or non-software related revenue, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” which was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

     Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled. Related consulting services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled. We also sell and finance used automobiles. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which range from 80 weeks to 48 months, based on the principal outstanding at the time.

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

Stock-Based Compensation

     All share based payments (options, warrants and stock grants) are recognized based upon their fair value at the date of grant in accordance with Financial Accounting Standard 123R “Share Based Payments”.

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

Allowance for credit losses

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

Three Month Financial Information

     The following summary of selected financial information for the three months ended April 30, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended April 30, 2008 and 2007.

Three months ended April 30, 2008 compared to the three months ended April 30, 2007

		% of		% of
	April 2008	Revenue	April 2007	Revenue
Revenue	$8,923,272	100.0	880,586	100.0
Cost of sales	$4,799,693	53.8	415,954	47.2
Gross profit	$4,123,579	46.2	464,632	52.8
Gain on debt forgiveness	$-	-	391,337	44.4
Operating expenses	$4,226,206	47.3	678,815	77.1
Operating income (loss)	$(102,627)	(1.2)	177,154	20.1
Interest expense	$(1,906,421)	21.4	(89,508)	10.2
Gain (loss) on derivative instruments	$2,034,358	22.8	678,621	77.1
Minority interest income (loss)	$-	-	(6,094)	(0.7)
NET INCOME	$25,310	0.3	760,173	86.3
Income per common share	$0.00		0.01
Total assets	$31,177,683		1,922,316
Long-term liabilities	$19,108,823		22,270

Revenue

     In the three months ended April 30, 2008, our revenues increased by $8,042,686 compared to the same period ended April 30, 2007. This was primarily due to our acquisition of a number of buy-here-pay-here credit centers. Our Carbiz Auto Credit locations that were in operation during the first quarter of 2007 had total sales during the three months-ended April 30, 2008 of $236,118 compared to the previous periods sales of $252,188. Our new Midwest locations acquired October 1, 2007 provided $6,981,926 of sales and our Houston location provided $1,129,910 of sales, of which approximately 71% was interest income because the Texas dealer sales license was not issued until March 28, 2008.

     Interest income for the three months ended April 30, 2008 increased by $1,829,503 compared to the previous year’s three month period, primarily due to the acquisitions of buy-here-pay-here credit centers and the related portfolios. Interest income from our three original Carbiz Auto Credit locations during the three months ended April 30, 2008 was $31,267 compared to the previous year’s three month period of $18,418. Our Midwest locations acquired October 1, 2007 provided $1,018,219 of interest income and our Houston location provided $798,435 of interest income.

Cost of Sales

     Our cost of sales expense increased by $4,383,739 for the three months ended April 30, 2008, compared to the previous year’s three month period. Carbiz Auto Credit operations cost of sales increased by $4,221,559, due to our Midwest and Houston locations. We anticipate that our cost of sales expense will continue to increase as we experience full fiscal year operations from the newly acquired credit centers.

Gain on debt forgiveness

     During the three months ended April 30, 2007, the Company negotiated the settlement of a $466,337 trade payable which resulted in a gain from debt forgiveness of $391,337. There was no similar item during the three months ended April 30, 2008.

Expenses

     For the three months ended April 30, 2008, our personnel expenses increased by $397,407 compared to the previous year’s three month period. This was due to the additional corporate staff to support newly acquired Midwest and Texas locations. Selling expenses increased for the three months ended April 30, 2008 by $120,957 due to additional advertising to support the Midwest and Texas locations. Professional fees increased by $225,063 due to increased audit costs related to the increase in company size, and maintenance of lines of credit and floor plans. Other operating expenses increased by $1,048,571 during the three month period ended April 30, 2008, due to the general office, rent expense and other expenses incurred by the acquired Midwest and Texas locations.

     The additional Midwest and Texas locations have required a moderate investment in fixed assets and as a result, depreciation expense increased for the period from $26,550 to $46,912 or $20,362.

Interest Expense

     Our interest expense and other expenses increased by $1,816,913 for the three months ended April 30, 2008, compared to the previous year’s three month period, as a result of the issuance of the four convertible debentures during the prior fiscal year and the various credit facilities to support our Midwest and Texas operations. The convertible debenture financings incurred interest expense. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest and Texas locations. We anticipate our interest expense will increase over this and subsequent years while the convertible debentures remain outstanding and as we draw down on our lending facilities to finance additional inventory and customer loans.

Gain/Loss on Derivative Instruments

     For the three months ended April 30, 2008, we incurred a non-cash gain of $2,034,358 as a result of the fair value adjustment of outstanding derivative instruments. During the three months ended April 30, 2007 we incurred a non-cash gain of $678,621 including day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures and related warrants remain outstanding.

Software Sales, Support and Consulting

     This segment of our business consists of new sales and recurring monthly revenue for software products and new sales and recurring monthly revenue of consulting products, and other related products including revenue from credit bureau fees, supply sales, and forms programming.

     Total software and consulting sales during the three months ended April 30, 2008 decreased from the prior year’s three month period by $33,453. New sales of software decreased by $39,003 while monthly recurring software support revenue decreased by $70,643. New sales of consulting services for the three months ended April 30, 2008 increased from the prior year’s three month period by $39,977. Recurring monthly consulting revenue increased by $36,216 from the prior period.

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

Bad Debt Provision

     As of April 30, 2008, the total Carbiz Auto Credit loan portfolio was $31,114,479. The allowance for doubtful accounts at the same date was $6,591,684.

     After the acquisition of the Midwest and Houston portfolios, we determined that since our historical portfolio of approximate $600,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply a percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

     It is not reasonable to expect that the acquired portfolio will perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better than the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic. Those factors led to the application of a 20% reserve calculation on the total balance of the Florida and Midwest originated and the Midwest acquired portfolio. A factor of 24% was applied to calculate the reserve for the Houston portfolio. These percentages are in line with industry averages, but will be re-evaluated with more experience in collection results.

     All acquired loans were made at a maximum interest rate of 29.9% APR. Newly originated loans are made at a maximum interest rate of 19.95% with no loans made without complete documentation and verification of employment and references. While our underwriting procedures do not take credit score into account, a credit bureau report is obtained for each customer. While the range of scores varies widely, the average credit score of our customers is approximately 500. Typically, loans are made for approximately 100% of the sale price of the car, with down payment amounts sufficient to offset the costs incurred for license and title fees and sales taxes paid.

Liquidity and Capital Resources

     As of January 31, 2008 and April 30, 2008, we had $1,141,271 and $145,860, respectively, in cash and cash equivalents. During the three month period ended April 30, 2008, we increased our accounts payable and accrued liabilities by $622,543, which totaled $3,701,103 at April 30, 2008. During the three months ended April 30, 2008, we made capital lease payments totaling $2,030.

     During the three months ended April 30, 2008, we issued approximately 497,868 shares at conversion prices ranging from $0.1275 to $0.1488 in a series of convertible debenture conversions. We continue to discuss various options available to the convertible debt holder and the Company for debt service and conversions.

     The Amended Credit Agreement is divided into two parts, one to finance the Company’s Texas business (the “Texas facilities”), and one to finance the Company’s remaining business (the “Non-Texas facilities”).

     The Non-Texas facilities have a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $21.925 million. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

     The Texas facilities have a maximum commitment of $34.975 million initially, including a $15 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $17.975 million

     At April 30, 2008, we had total outstanding borrowings under the Amended Credit Agreement of $36,604,726. The amount of borrowings under the Amended Credit Agreement may fluctuate materially, depending on various factors, including the size of our Eligible Receivables, the time of year, our need to acquire inventory, changes to our plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the Amended Credit Agreement.

     As of April 30, 2008, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to	Greater than
	One Year	Years	Five Years	Five Years	Total
Operating Leases	$1,439,221	$1,291,094	$258,588	$560,000	$3,548,903
Capital Leases	7,369	1,326	-	-	8,695
Long-Term Debt	11,817,852	12,104,132	6,903,290	-	30,825,274
Convertible Debentures	4,094,242	957,566	622,222	-	5,674,030
Interest (1)	353,563	181,256	41,086	-	575,905
	$17,712,247	$14,535,374	$7,825,186	$560,000	$40,632,807

(1)	Does not include our credit facility with SWC that has a maximum commitment of $111 million and expires on October 1, 2011.

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

     In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that we maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. We and the lender have agreed to continue to negotiate regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. It is anticipated the agreement on the covenants will be reached within a reasonable time. If an agreement on such additional covenants is not reached within a reasonable time, it may constitute a default under the Amended Credit Agreement, which could result in the lender demanding the repayment of approximately $36,605,000 currenty due under the Amended Credit Facility.

Off-Balance Sheet Arrangements

     As of April 30 2008, we do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trafalgar conversions

During the three months ended April 30, 2008, the Company issued approximately 497,686 shares at conversion prices ranging from $0.1275 to $0.1488 in a series of Trafalgar Convertible Debenture conversions.

Unregistered shares for investment banking services

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

Unregistered shares for executive officer compensation

On February 1, 2008 the Company issued 150,000 unregistered common shares for discretionary management compensation. The shares were valued at $0.26, the market value on the date of the board action ($39,000).

All of the foregoing shares were issued in private placements, exempt from registration under the Securities Act pursuant to Section 4(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-Q:

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

CARBIZ INC.

Date: June 16, 2008	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)