Form 10-Q
period 2008-07-31
CARBIZ INC
filed 2008-09-12
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ________________to _______________

Commission file Number: 000-52209

______________

CARBIZ INC.
(Exact name of registrant as specified in its charter)
______________

Ontario, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7115 16th Street East, Suite 105
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 952-9255
(Registrant's telephone number, including area code)

______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

As of September 12, 2008, 68,588,549 common shares of the Registrant were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,”within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statements by our use of the words such as “may,”“will,”“should,” “could,”“expect,”“plan,”“estimate,”“predict,”“potential,”“continue,”“believe,”“anticipate,”“intend,”“expect,” or the negative or other variations of these words, or other comparable words or phrases.

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

(vi)	the significant fluctuation of the market price of our common shares;

(vii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(viii)	the adequacy of our insurance coverage to cover all losses or liabilities that may be incurred in our operations;

(ix)	our dividend policy;

(x)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xi)	general economic conditions;

(xii)	general competition;

(xiii)	our ability to comply with federal and state government regulations;

(xiv)	potential infringement by us of third parties’proprietary rights;

(xv)	defects in our products;

(xvi)	our compliance with privacy laws;

(xvii)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated;

(xviii)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions, and

(xix)

the risk factors identified in our most recent Annual Report on Form 10-KSB, including factors identified under the headings “Description of Business,”“Risk Factors”and “Management’s Discussion and Analysis or Plan of Operation.”

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

PART 1 –FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(expressed in U.S. dollars)

	July 31, 2008	January 31, 2008
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$374,894	$1,141,271
Accounts receivable	41,905	84,916
Current portion of notes receivable	15,522,756	16,389,259
Inventory	4,546,924	2,554,836
Prepaids and other assets	247,074	465,500
Deferred costs	-	3,707
	20,733,553	20,639,489
NOTES RECEIVABLE, NET LESS CURRENT PORTION	8,358,407	8,649,284
DEFERRED FINANCING COSTS	976,950	1,362,593
PROPERTY AND EQUIPMENT	823,787	767,995
GOODWILL	438,283	438,283
	$31,330,980	$31,857,644

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,343,022	$3,078,560
Note payable, related party	200,000	200,000
Current portion of long-term debt:
Lines of credit	14,831,332	17,580,169
Inventory floor plan	5,483,169	1,421,151
Current portion of capital leases	3,996	8,104
Current portion of convertible debentures	1,572,980	435,597
Derivative liabilities	4,628,207	8,844,036
Deferred revenue	150	59,753
	30,062,856	31,627,370

CAPITAL LEASES, NET OF CURRENT PORTION	2,621	2,621
CONVERTIBLE DEBENTURE, LESS CURRENT PORTION	159,707	312,405
Includes $49,283 and $25,093 respectively to related parties
LONG-TERM DEBT, LESS CURRENT PORTION	16,752,837	17,423,298
	46,978,021	49,365,694

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	16,274,119	16,274,119
Unlimited shares authorized, 65,868,549 and 64,870,681 common shares issued and outstanding as at July 31, 2008 and January 31, 2008
ADDITIONAL PAID-IN CAPITAL	7,984,066	7,679,205
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(39,520,029)	(41,076,177)
	(15,647,041)	(17,508,050)
	$31,330,980	$31,857,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(expressed in U.S. dollars)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2008	2007	2008	2007
SALES
Used car sales	$6,909,797	$341,760	$13,409,831	$596,782
Software and consulting services (Note 9)	412,942	581,674	988,259	1,191,653
Interest income	1,461,209	19,957	3,309,130	35,541
	8,783,948	943,391	17,707,220	1,823,976
COST OF SALES
Used car sales	5,100,731	275,189	9,520,092	472,991
Software and consulting services	274,951	243,652	655,283	461,803
	5,375,682	518,841	10,175,375	934,794
GROSS PROFIT	3,408,266	424,550	7,531,845	889,182

Gain on debt foregiveness	-	-	-	(391,337)
Personnel expenses	654,486	288,887	1,293,811	530,805
Selling expenses	202,928	116,875	396,245	189,235
Professional fees	178,305	268,113	662,607	527,352
Provision for credit losses	2,403,110	18,239	4,134,151	(6,113)
Other operating expenses	1,086,190	871,869	2,264,411	1,001,519
	4,525,019	1,563,983	8,751,225	1,851,461
OPERATING LOSS	(1,116,753)	(1,139,433)	(1,219,380)	(962,279)

INTEREST AND OTHER EXPENSES	(1,877,114)	(149,430)	(3,783,535)	(238,937)
GAIN (LOSS) ON DERIVATIVE LIABILITIES	2,010,476	(1,430,363)	4,044,834	(751,742)
GAIN ON SALE OF SOFTWARE DIVISION	2,514,229	-	2,514,229	-
MINORITY INTEREST IN LOSSES	-	7,128	-	1,034
NET INCOME (LOSS) FOR THE PERIOD	$1,530,838	$(2,712,098)	$1,556,148	$(1,951,924)
NET INCOME (LOSS) PER SHARE (basic and diluted)	$0.02	$(0.04)	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic)	65,809,853	64,224,404	65,520,687	64,224,404
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Diluted)	66,759,852	64,224,404	66,505,061	64,224,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(expressed in U.S. dollars)

	For the Six Months Ended
	July 31, 2008	July 31, 2007
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:
OPERATING ACTIVITIES
Net income (loss)	$1,556,148	$(1,951,924)
Items not affecting cash
Depreciation of property and equipment	79,678	38,642
Minority interest	-	(1,034)
(Gain) loss on derivative liabilities	(4,044,834)	751,742
Gain on debt forgiveness	-	(391,337)
Gain on sale of software operations	(2,514,229)	-
Amortization of deferred financing costs	340,973	33,818
Amortization of debt discount	1,051,383	89,912
Share-based compensation	187,290	120,600
Provision for bad debts	4,134,151	(11,085)

Net changes in operating assets and liabilities:
Accounts receivable	25,116	(966)
Notes receivable	(2,979,897)	(212,308)
Prepaids and other assets	210,926	30,295
Inventory	(1,992,088)	(77,352)
Deferred costs	2,490	7,754
Accounts payable and accrued liabilities	345,943	(355,220)
Deferred revenue	-	(44,470)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(3,596,950)	(1,972,933)
INVESTING ACTIVITIES
Proceeds from sale of software operations	2,500,000	-
Acquisition of property and equipment	(153,493)	(22,138)
NET CASH FLOW FROM INVESTING ACTIVITIES	2,346,507	(22,138)
FINANCING ACTIVITIES
Repayment of capital leases	(4,108)	(3,742)
Proceeds from credit facilites, net	642,720	257,725
Repayment of convertible debentures	(154,211)	(215,990)
Repayment of related party debt	-	(230,000)
Proceeds from Trafalgar debenture, including derivative components	-	2,412,051
Payment of deferred financing costs	-	(446,087)
NET CASH FLOWS FROM FINANCING ACTIVITIES	484,401	1,773,957
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(335)	244,408
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(766,377)	23,294
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,141,271	67,990
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$374,894	$91,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

(a) Business and organization

Carbiz Inc. (the “Company”) was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.”on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares are quoted on the United States Over the Counter Bulletin Board. Prior to such date, the Company’s common shares were traded on the TSX Venture Exchange (“TXSV”), formerly the Canadian Venture Exchange (“CDNX”).

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the July 31, 2008 and 2007 financial statements, which are necessary for a fair financial statement presentation. The results for the three and six months ended July 31, 2008 and 2007 are not necessarily indicative of financial operations for the full year. These financial statements are combined and condensed. For further information, refer to the financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2008 which are included in the Company’s Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2008 (“January 31, 2008 Form 10-KSB”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

References to the Company typically include the Company’s consolidated subsidiaries and joint venture. The Company’s operations are principally conducted through its five operating subsidiaries, Carbiz USA, Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”), Carbiz Auto Credit, AQ Inc. (“AQ”), Texas Auto Credit, Inc. (“Texas Auto”) (CAC, AQ and Texas Auto are all Florida corporations) and Carbiz Auto Credit JV1, LLC, a Florida limited liability company (“JV1”). Collectively, Carbiz Inc., Carbiz USA, Inc., CAC , AQ, Texas Auto, and JV1 are referred to herein as “Carbiz”or the “Company”

All dollar figures presented in this report are denominated in U.S. dollars unless otherwise indicated.

The Company is in the business of selling and financing used automobiles. Until recently it was also developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. During the three and six months ended July 31, 2008, the Company operated 26 dealerships which sell and finance used automobiles. Included in the 26, are 23 locations acquired on October 1, 2007 throughout the Midwest in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma in addition to the two dealerships it operates in Florida and one in Texas. The Company began operation of its Texas location on December 24, 2007 with the purchase of a portfolio of used automobile and light truck loans, and an inventory of used automobiles and light trucks located in Houston, Texas. Sales operations for the Texas location were not authorized by the State of Texas until March 28, 2008. On January 24, 2007 the Company purchased the remaining 50% share of Carbiz Auto Credit JV1, LLC that it did not previously own. On July 2, 2008 the Company sold certain assets and liabilities related to the software operation that were used in the development, marketing, distribution and support of software and Internet products for the automotive sales finance industry. It did retain its automotive consulting business.

(b) Going concern assumption

While these condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses in the current periods (exclusive of gains on derivative instruments and the sale of the software operations in 2008) and in each of the past several years. The Company had a working capital deficiency of $9,329,303 at July 31, 2008. The Company’s continued existence is dependent upon its ability to achieve profitable operations and to obtain additional financing. The Company believes that the new dealerships, combined with its existing

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

consulting business will improve its operating cash flows going forward. However, there can be no assurance that the Company will achieve profitable operations or that financing efforts will be successful.

If the going concern assumptions were not appropriate to these condensed consolidated financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net income and the balance sheet classifications used.

In addition, the Amended Credit Agreement contains financial covenants which require, among other things, that the Company maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. The Company and the lender have agreed to continue to negotiate regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. It is anticipated the agreement on the covenants will be reached within a reasonable time. However, these discussions have been ongoing since December 2007. If an agreement on such additional covenants is not reached within a reasonable time, it may constitute a default under the Amended Credit Agreement, which could result in the lender demanding the repayment of approximately $37,427,000 currently due under the Amended Credit Facility.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

A comparison of the following classifications of notes receivable related to auto sales at July 31, 2008 and 2007 is presented below:

Florida stores portfolio:	July 31,
	2008		2007
	Amount	Number	Amount	Number
Active accounts	$609,777	182	$585,323	186
Accounts held in repossession	$35,078	10	$21,415	6
Accounts written off during six months	$116,986	37	$73,635	27

Midwest stores portfolio	July 31, 2008
	Amount	Number
Active accounts	$18,346,408	4454
Accounts held in repossession	$602,180	137
Accounts written off during six months	$3,912,754	991

Texas portfolio:	July 31, 2008
	Amount	Number
Active accounts	$9,670,407	994
Accounts held in repossession	$605,105	52
Accounts written off during six months	$1,798,204	221

Inventory

Inventory consists of used vehicles and is related to the CAC, AQ, and Texas Auto operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with the issuance of convertible debentures and entering into term loans, lines of credit, and inventory floor plans and are amortized over the term of the related financial instruments. Approximate future amortization of deferred finance costs is as follows as of July 31, 2008:

Periods ending July 31
2009	$460,151
2010	248,968
2011	233,333
2012	34,498
Thereafter	-
$976,950

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Net income per share

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
Net income attributable to common stockholder-(numerator)	$1,530,838	$(2,712,098)	$1,556,148	$(1,951,924)
Basic:
Weighted average shares outstanding (denominator)	65,809,853	64,224,404	65,520,687	64,224,404
Net income per common share - basic	$0.02	$(0.04)	$0.02	$(0.03)
Diluted:
Weighted average shares outstanding - basic	65,809,853	64,224,404	65,520,687	64,224,404
Effect of dilutive securities	949,999	-	984,374	-
Adjusted wieghted average share (denominator)	66,759,852	64,224,404	66,505,061	64,224,404
Net income per common share (diluted)	$0.02	$(0.04)	$0.02	$(0.03)

The effects of all stock options and warrants outstanding have been excluded from Common Stock equivalents because their effect would be anti-dilutive. At July 31, 2008, 8,438,041 options and 31,923,604 warrants were outstanding.

Share-based compensation

The Company uses the fair-value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted average of the historical volatility of the Company’s stock measured on a once monthly basis over the expected term of the options. The expected term of options granted is derived using the “simplified method”which computes expected terms as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

No stock options were granted during the six months ended July 31, 2008.

During the six months ended July 31, 2008, the Company recognized share-based compensation expense of $36,179 for stock options previously granted to employees, $39,000 for incentive stock granted to employees and $47,511 of expense for stock previously granted to consultants for services rendered under a contract with a term which required the amortization of the total expense.

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 680,000 shares have been vested as of July 31, 2008. During the six months ended July 31, 2008 the Company recognized share-based compensation expense of $64,600 as a result of this restricted stock grant.

Total options outstanding and vested at July 31, 2008 were 3,958,041.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Weighted average exercise price and weighted average life were as follows:

	Number of	Weighted	Weighted Average
	Options	Average Life (Yrs)	Exercise Price
1998 Plan *	2,838,041	0.8	$0.25
2007 Plan	1,120,000	3.5	$0.13
Total	3,958,041

(*) This series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at July 31, 2008.

The market value of the Company’s common stock at July 31, 2008 was $0.10; therefore the intrinsic value of all options outstanding and vested at July 31, 2008 was $0. In addition, non-vested options to purchase 4,480,000 shares were outstanding at July 31, 2008 with a weighted average exercise price of $0.13 per share and a weighted average life of 3.5 years. The Company will record $349,720 of additional compensation expense during the subsequent 42 months for non-vested options outstanding as of July 31, 2008.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of the consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The Company has not determined the impact on its financial statements of this accounting standard.

Fair value disclosure

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”(“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

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
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes liabilities measured at fair value on a recurring basis at July 31, 2008, as required by Statement No. 157.

		Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$--	$--	$4,628,207	$4,628,207

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

		July 31, 2008
Trade receivables from software & consulting		$44,111
Less: Allowance for doubtful accounts		2,206
		41,905
Notes receivable from vehicle sales –Florida		644,855
Less: Allowance for doubtful accounts		128,226
		516,629
Notes receivable from vehicle sales –Midwest		18,948,588
Less: Allowance for doubtful accounts		3,759,935
		15,188,653
Notes receivable from vehicle sales –Texas Auto		10,275,512
Less: Allowance for doubtful accounts		2,099,631
		8,175,881
Long-term portion of notes receivable	Florida	180,820
	Midwest	5,316,029
	Texas Auto	2,861,558
	Total	8,358,407
Current portion of notes receivable	Florida	335,809
	Midwest	9,872,624
	Texas Auto	5,314,323
	Total	$15,522,756

The future maturities of the long-term portion of the notes receivable for the subsequent periods ending July 31, 2009 through 2012 are $8,375,176 in fiscal year 2010, $3,224,169 in fiscal year 2011, and $1,062,865 in fiscal year 2012.

During the six month periods ended July 31, 2008, and 2007, the Company earned $3,309,130 and $35,541, respectively, of financing income on the notes receivable. This amount has been included as interest income within Revenues in these condensed consolidated financial statements.

Activity in the allowance for doubtful accounts for the six months ended July 31, 2008 is as follows:

	Software	Florida	Midwest	Texas	Total 2008	2007
Balance at Beginning of Year	$8,543	$117,161	$4,103,125	$3,526,902	7,755,731	$83,775
Charged to Expenses	(3,612)	26,507	1,591,593	116,553	1,731,041	4,153
Write-offs and Other	486	(23,813)	(1,989,675)	(876,669)	(2,889,671)	(28,505)
Balance at April 30, 2008	5,417	119,855	3,705,043	2,766,786	6,597,101	59,423
Charged to Expenses	69,215	101,544	1,977,971	254,380	2,403,110	52,887
Write-offs and Other	(72,426)	(93,173)	(1,923,079)	(921,535)	(3,010,213)	(41,805)
Balance at end of period	$2,206	$128,226	$3,759,935	$2,099,631	$5,989,998	$70,505

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

3.	LONG-TERM DEBT

The future maturities of the line of credit and floor plan are estimated as follows:

Years ending July 31
2009	$20,314,501
2010	11,071,814
2011	4,268,498
2012	1,412,525
Total long term debt	$37,067,338

These estimated maturities are based upon the Company’s projected repayment schedules which are affected by the expected collection periods of existing notes receivable rather than the contracted latest repayment date stipulated in the agreement.

4.	CONVERTIBLE DEBENTURE

As of July 31, 2008 the Company had outstanding Convertible Debentures as follows:

a) $2,253,131 face value convertible debenture due February 28, 2009	$1,288,065
b) $953,488 face value convertible debenture due August 31, 2008	105,265
c) $1,500,000 face value convertible debenture due September 26, 2009	290,075
d) $800,000 face value convertible debenture due December 1, 2011	49,283
1,732,688
Less current portion	(1,572,981)
Long-term portion	$159,707

The unamortized discount of $3,773,931 will be amortized utilizing the effective interest method through the respective maturity dates.

5.	LIQUIDATED DAMAGES

The Trafalgar financings include registration rights agreements which, under certain circumstances, include provisions that require the Company to pay liquidated damages, in the event effective registrations are not in place on a timely basis for the underlying shares in the Trafalgar transactions. The Company originally filed a Registration Statement on Form SB-2 on April 17, 2007. Such registration was updated and amended several times until it was finally approved and declared effective on March 24, 2008 as an amended SB-2 on Form F-3. On November 21, 2007, the Company was invoiced by Trafalgar for a total of $165,184 of liquidated damages. The Company was further invoiced an additional $54,192 on February 13, 2008. Both amounts ($219,376) were recorded as interest expense during the year ended January 31, 2008. Since the registration rights agreements call for liquidated damages up to 15%, a remaining contingent liability of $155,624 remains under the $2,500,000 Trafalgar financing. In addition, the $1,000,000 September 10, 2007 and $1,500,000 September 26, 2007 Trafalgar financings have similar registration rights provisions (limited to 15%) with contingent amounts of $150,000 and $225,000. The Form F-3 filing declared effective on March 24, 2008, included the maximum number for shares underlying both the convertible debentures and warrants held by Trafalgar as allowed under SEC Rule 415. No additional invoices for liquidated damages have been received and the Company believes that no additional expense will be incurred as the registration statement requirements for filing have been fulfilled.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

6.	COMMON STOCK

(a) Conversion of convertible debentures

During the six months ended July 31, 2008, the Company issued 597,868 shares of common stock at conversion prices ranging from $0.136 to $0.1488 in a series of Trafalgar Convertible Debenture conversions. As a result of these transactions, the unamortized discount and deferred financing costs of an aggregate of approximately $128,000 were charged to Additional Paid-in Capital.

(b) Unregistered shares for investment banking services

On April 7, 2008, the Company entered into a non-exclusive investment banking arrangement for a six month period. The Company paid an initial non-refundable $5,000 retainer and will pay an additional monthly retainer of $2,500 for 6 months which began on May 15, 2008. In addition, the Company issued 250,000 unregistered common shares on May 15, 2008 which were valued at $0.15 per share and will be expensed over the six month term of the contract.

(c) Unregistered shares for executive officer compensation

On February 1, 2008, the Company issued 150,000 unregistered common shares for discretionary management compensation. Compensation expense of $39,000, based on the market value of $0.26, was recorded during the six months ended July 31, 2008.

(d) Issued and outstanding common shares

Issued and outstanding common shares as of January 31, 2008 as previously reported (67,590,681 shares) has been corrected to properly exclude the grant of 2,720,000 share of unvested incentive stock. This correction has no effect on previously reported net income (loss) or net income (loss) per share as the Company properly excluded these shares and associated expense in the January 31, 2008 consolidated financial statements.

7.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities at July 31, 2008 were as follows:

	Compound
	Embedded	Warrant	Total
	Derivatives	Derivatives	Derivatives
$2,253,131 face value convertible debenture due February 28,2009	$1,225,306	$214,750	$1,440,056
$953,488 face value convertible debenture due August 31, 2008	203,048	136,600	339,648
$1,500,000 face value convertible debenture due September 26, 2009	886,882	153,950	1,040,832
$800,000 face value convertible debenture due December 1, 2010	730,771	-	730,771
2004 warrants expiring October 6, 2009		359,123	359,123
2004 warrants expiring October 10, 2010		646,444	646,444
2004 warrants expiring April 6, 2011		18,378	18,378
2006 warrants expiring September 5, 2008		1,720	1,720
2004 warrants expiring October 6, 2011		51,235	51,235
	$3,046,007	$1,582,200	$4,628,207

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

7.	DERIVATIVE LIABILITIES (continued)

This derivative liability is adjusted quarterly based on a value model discussed in Note 1 herein and any changes in fair value are recorded as gain (loss) on derivative liabilities in the condensed consolidated statements of operations.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of July 31, 2008:

	Warrant	Conversion
	Derivatives	Features
$2,253,131 outstanding balance of convertible debenture due February 28, 2009	2,500,000	31,708,458
$953,488 outstanding balance of convertible debenture due August 31, 2008	2,000,000	11,217,510
$1,500,000 face value convertible debenture due September 26, 2009	2,000,000	17,647,059
$800,000 face value convertible debenture due December 1, 2010	n/a	9,411,765
2004 warrants expiring October 6, 2009	9,212,400
2004 warrants expiring October 10, 2010	11,055,264
2004 warrants expiring April 6, 2011	314,276
2006 warrants expiring September 5, 2008	3,965,464
2004 warrants expiring October 6, 2011	876,200
	31,923,604	69,984,792

For information and significant assumptions embodied in our valuations (including range for certain assumptions) See Note 12 to the January 31, 2008 Form 10 KSB.

8.	CASH FLOW INFORMATION

(a) Supplemental Information

	Six months ended
	July 31, 2008	July 31, 2007
Cash paid during the period for Interest	$2,381,468	$113,915

(b) Supplemental non-cash information

During the six months ended July 31, 2007, the Company issued $2,500,000 of Convertible Debentures in which $400,997 of proceeds were allocated and capitalized as deferred financing costs. See Note 7(a) to January 31, 2008 Form 10-KSB. During this same period, the Company also negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

During the six months ended July 31, 2008, the Company issued 597,868 shares of common stock in connection with conversions of $103,492 of face value of convertible debentures. See Note 6 herein.

9.	SALE OF SOFTWARE OPERATIONS

On July 2, 2008, the Company sold certain of its assets related to the software line of products to Constellation Homebuilder Systems Inc., a Delaware corporation, and Constellation Homebuilder Systems, Corp., a corporation incorporated under the laws of the Province of Ontario (together, “Constellation”) for a selling price of $2,509,000 and the assumption by Constellation of certain liabilities. A gain of $2,514,229 has been recognized in the accompanying Condensed Consolidated Statement of Operations.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

9.	SALE OF SOFTWARE OPERATIONS (continued)

The assets sold to Constellation included $22,240 of net receivables and depreciated assets with a cost of $146,882 and a book value of $18,023. Constellation assumed $54,492 of liabilities consisting of prepaid software support and uninstalled software. All rights to the source code of all software products previously sold by the Company were conveyed to Constellation under the agreement, including the customer base and all ongoing revenue derived from the software as of July 1, 2008.

The Company retained all the consulting portion of its business and intends to continue to operate and expand that segment of its operations.

10.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and financing segment (“Carbiz Auto Credit”or “CAC”), including its new acquisitions “Carbiz Auto Credit AQ”or “AQ” and “Texas Auto Credit”or “Texas Auto”, and its previous joint venture (“JV1”), and various consulting services offered to independent car dealerships (“Consulting and Software”).

In prior years, JV1 has been displayed as a separate segment of operations. The Company purchased the 50% percent portion of JV1 it did not own on January 24, 2008, and as a result, the Company now consolidates the JV1 results with the other CAC results. All of the Company’s revenue is generated in the United States and all of the Company’s assets are located in the U.S.

Consulting and Software consists of new sales and monthly revenues for software products through June 2008 and other related revenue from credit bureau fees, supply sales and forms programming, and new sales and recurring monthly revenues of consulting products. On July 2, 2008, the Company sold the assets and operations related to its dealer software (See Note 9). The results in the Consulting and Software segment for the three months and six months ended July 31 2008 include all revenue and expenses related to the software operations through June 30, 2008. The comparison to the same periods in the prior year will therefore include only two months and five months of software sales and expenses in the 2008 period while the prior year periods include software revenue and expenses for three and six month results, respectively.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

10.	SEGMENT INFORMATION (continued)

	Carbiz Auto	Consulting and
	Credit	Software	Total
Three months ended July 31		2008
Sales	$8,371,006	$412,942	$8,783,948
Cost of Sales	5,100,731	274,951	5,375,682
Gross Profit	3,270,275	137,991	3,408,266
Operating Expenses (1)	3,563,743	928,510	4,492,253
Income (Loss) From Segments	(293,468)	(790,519)	(1,083,987)
Depreciation & Amortization			(32,766)
Total Operating Loss			(1,116,753)
Total Assets	$26,674,462	$4,656,518	$31,330,980
Three months ended July 31		2007
Sales	$361,717	$581,674	$943,391
Cost of Sales	275,189	243,652	518,841
Gross Profit	86,528	338,022	424,550
Operating Expenses (1)	137,675	1,414,216	1,551,891
Income (Loss) From Segments	(51,147)	(1,076,194)	(1,127,341)
Depreciation & Amortization			(12,092)
Total Operating Loss			(1,139,433)
Total Assets	$(157,315)	$1,993,000	$1,835,685
Six months ended July 31		2008
Sales	$16,718,961	$988,259	$17,707,220
Cost of Sales	9,520,092	655,283	10,175,375
Gross Profit	7,198,869	332,976	7,531,845
Operating Expenses (1)	6,783,383	1,888,164	8,671,547
Income (Loss) From Segments	415,486	(1,555,188)	(1,139,702)
Depreciation & Amortization			(79,678)
Total Operating Loss			(1,219,380)
Total Assets	$26,674,462	$4,656,518	$31,330,980
Six months ended July 31		2007
Sales	$632,323	$1,191,653	$1,823,976
Cost of Sales	472,991	461,803	934,794
Gross Profit	159,332	729,850	889,182
Operating Expenses (1)	205,847	1,998,310	2,204,157
Income (Loss) From Segments	(46,515)	(1,268,460)	(1,314,975)
Depreciation & Amortization			(38,641)
Gain on Debt Forgiveness			391,337
Total Operating Loss			$(962,279)
Total Assets	$(157,315)	$1,993,000	$1,835,685
(1) Excluding depreciation and amortization

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2008 and 2007
(unaudited)

11.	SUBSEQUENT EVENTS

On August 16, 2008, the Company completed a supplemental acquisition in Houston of a small portfolio of used automobile and light truck loans with an outstanding balance due of approximately $568,400 from AGM, LLC. The Company had previously been servicing the portfolio for the lender. The consideration of $400,000 was funded by an additional line of credit provided to the Company by SWC Services LLC (“SWC”), the Company’s senior lender.

On September 4, 2008, 1,189,882 common share warrants issued as part of the previously reported September 5, 2006 sale of unregistered securities were exercised at the exercise price of $0.15 per share. The balance of the common share warrants (2,775,582) expired unexercised on September 5, 2008.

On September 11, 2008, $447,000 of the $800,000 Face Value Convertible Debenture due December 1, 2010 plus $48,404 of accrued interest was converted to 5,828,285 common shares at a conversion price of $0.085 per share.

12.	COMMITMENTS AND CONTINGENCIES.

See Note 5 for Registration Rights liquidated damages.

As outlined in Note 6 (b), the Company entered into a non-exclusive investment banking arrangement for a six month period. In addition to the specific fees outlined in Note 6(b), the agreement also provides for contingent fees typical in the investment banking industry for any equity raised as a direct result of the services of the service provider. The contingent fees include warrants to purchase common shares of the Company and cash compensation equal to a percentage of the gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim condensed consolidated financial statements as of July 31, 2008 and the audited consolidated January 31, 2008 statements reported in our January 31, 2008 Form 10-KSB.

Overview

Our revenue has been derived from two sources, which include:

•	Direct auto sales and related financing (Carbiz Auto Credit centers) through our self provided on-site specialty finance business at 26 company owned locations; and

•
Software product and support sales and business model consulting services through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services. The software division was sold on July 2, 2008 and as of July 1, 2008, our ongoing revenue stream will consist of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales.

     Historically, we have been a software company that has also offered business model consulting services to, the North American automobile industry. In May 2004, we decided to enter the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center”in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.

     Over the past nine months we have experienced significant changes in every area of our operations. In October 2007 we began a process of significant change through the acquisition of a large Midwestern chain of automobile dealerships and a portfolio of associated consumer loans. Subsequently, in December, we purchased an additional portfolio of consumer loans and opened our first “Supercenter”in Houston, Texas. In July 2008 we sold our software operations and retained our business model consulting services.

     We currently operate a chain of 26 used car stores that sell used cars and trucks and originate loans for consumers with poor credit. We hold the consumer notes generated by the loans as assets and pledge them as collateral to secure our obligations under our senior debt facility.

     In terms of our existing consulting business, our substantial customer base of consulting clients continues to grow organically and provides both a stable revenue base of monthly support and continuing opportunities for providing additional consulting services to those dealers. During the six months ended July 31, 2008, we introduced several new consulting products including seminar and training products that are approved by and marketed in conjunction with state dealer associations and other dealer groups, and Performance Groups, a new form of dealer 20 Group (moderated groups of similar but geographically separated dealers who exchange financial and operational information) structured specifically for the Buy Here-Pay Here dealer market. Initial acceptance of the Performance Group product has been outstanding, with over 60 dealer locations enrolled in groups, with over $60,000,000 total loan portfolio balances.

Critical Accounting Policies

Revenue Recognition

     Our revenue is derived from the sale and financing of used vehicles to consumers and the sale of consulting services to dealers in the automobile industry. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which range from 80 weeks to 48 months, based on the principal outstanding at the time. Interest accrued is suspended on non-performing loans after the loan reaches pending charge off, which is generally done when the loan is delinquent for 60 days.

     For all non-software or non-software related revenue, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” which was preceded by Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” Consulting services revenue is recognized when a signed contract has been executed, the services have been delivered, and obligations have been fulfilled.

     Prior to the sale of our software operations, we recognized revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,”issued by the American Institute of Certified Public Accountants in October 1997 as amended by Statement of Position 98-9 issued in December 1998 for all software or software related revenue. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled.

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

Share-Based Compensation

     All share-based payments (stock options and stock grants) are recognized based upon their fair value at the date of grant in accordance with Financial Accounting Standard 123R “Share Based Payments”

Derivative Liabilities

     We account for warrants and other embedded features issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock”(EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants and embedded features is required to be classified as a derivative liability. The fair value of such instruments classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Allowance for credit losses

     The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseeable which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Three Month Financial Information

     The following summary of selected financial information for the three months ended July 31, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended July 31, 2008 and 2007.

Three months ended July 31, 2008 compared to the three months ended July 31, 2007

		% of		% of
	July 2008	Revenue	July 2007	Revenue
Revenue	$8,783,948	100.0	943,391	100.0
Cost of sales	$5,375,682	61.2	518,841	55.0
Gross profit	$3,408,266	38.8	424,550	45.0
Gain on debt forgiveness	$-	-	-	-
Operating expenses	$4,525,019	51.5	1,563,983	165.8
Operating income (loss)	$(1,116,753)	(12.7)	(1,139,433)	(120.8)
Interest expense	$(1,877,114)	21.4	(149,430)	15.8
Gain (loss) on derivative instruments	$2,010,476	22.9	(1,430,363)	(151.6)
Gain on sale of software division	$2,514,229	28.6	-	-
Minority interest income (loss)	$-	-	7,128	0.8
NET INCOME (LOSS)	$1,530,838	17.4	(2,712,098)	(287.5)
Income (loss) per common share	$0.02		(0.04)

Revenue

     In the three months ended July 31, 2008, our revenues increased by $7,840,557 compared to the same period ended July 31, 2007. This was primarily due to our acquisition of a number of buy-here-pay-here credit centers. Our Carbiz Auto Credit locations that were in operation during the second quarter of 2007 had total sales during the three months-ended July 31, 2008 of $6,909,797 compared to the previous periods sales of $341,760. Our new Midwest locations acquired October 1, 2007 provided $6,821,400 of sales and our Houston location provided $1,288,244 of sales. Our software and consulting products had sales of $412,942 during the three months ended July 31, 2008 as compared to $581,574 during the same period ended July 31, 2007 as a result of the software operations sale on July 2, 2008.

     In the three months ended July 31, 2008, we sold 946 cars compared to 1,036 cars during the three months ended April 30, 2008, a decrease of 10% from the previous three months. Total revenue from car sales during the three months ended July 31, 2008 was $6,909,797 compared to $6,500,034 during the three months ended April 30, 2008, an increase of 6%. This was a result of an increase in the average selling price per car, which was $6,910 and $5,739 during the three months ended July 31, 2008 and April 30, 2008, respectively, an increase of $1,171 per car.

     Interest income for the three months ended July 31, 2008 increased by $1,441,252 compared to the previous year’s three month period, primarily due to the acquisitions of buy-here-pay-here credit centers and the related portfolios. Interest income from our three original Carbiz Auto Credit locations during the three months ended July 31, 2008 was $22,184. Our Midwest locations acquired October 1, 2007 provided $915,692 of interest income and our Houston location provided $523,333 of interest income.

Cost of Sales

     Our cost of sales expense increased by $4,856,841 for the three months ended July 31, 2008, compared to the previous year’s three month period. Carbiz Auto Credit operations cost of sales increased by $4,825,542, due to our Midwest and Houston locations. We anticipate that our cost of sales expense will continue to increase as we experience full fiscal year operations from the newly acquired credit centers. Our software and consulting products cost of sales expense increased $31,299 during the three months ended July 31, 2008 despite the sale of the software operations sold on July 2, 2008, primarily due to increased personnel expense and transaction based costs for products introduced during the current fiscal year.

Expenses

     For the three months ended July 31, 2008, our personnel expenses increased by $365,599 compared to the previous year’s three month period. This was due to the additional corporate staff to support the acquired Midwest and Texas locations. Selling expenses increased for the three months ended July 31, 2008 by $86,053 due to additional advertising to support the Midwest and Texas locations. Professional fees decreased by $89,808 as a result of higher than normal professional fees in the prior year period due to the fees incurred in various lender agreements during that period. Other operating expenses increased by $214,321 during the three month period ended July 31, 2008, due to the general office, rent expense and other expenses incurred by the acquired Midwest and Texas locations.

     The additional Midwest and Texas locations have required a moderate investment in fixed assets and as a result, depreciation expense increased for the period from $12,092 to $32,766 or $20,674.

Bad Debt Expense

     For the three months ended July 31, 2008 the total amount of loans charged off to bad debt was $3,010,213 compared to $2,889,671 for the three months ended April 30, 2008, which primarily related to our CarBiz Auto Credit loan portfolio. Additional non-performing portions of the portfolios acquired in the Midwest and Texas in 2007 were charged off during the period, and while we expect that the remaining acquired loans may not perform to the level of new loans written with our underwriting standards.

     At July 31, 2008 approximately one half of our total Midwest portfolio consists of loans that have been originated since the acquisition. During for the three months ended July 31, 2008, $1,393,592 of the acquired portfolio was charged off compared to $1,736,893 for the three months ended April 30, 2008 and $605,103 of the portfolio originated by us was charged off compared to $276,595 during the three months ended April 30, 2008. The Texas portfolio at July 31, 2008 is approximately 95% acquired loans since new loans are originated only from one location. During the three months ended July 31, 2008, $913,070 of the acquired loans was charged off compared to $876,669 during the three months ended April 30, 2008.

Interest Expense

     Our interest expense and other expenses increased by $1,727,684 for the three months ended July 31, 2008, compared to the previous year’s three month period, as a result of the issuance of the four convertible debentures during the prior fiscal year and the various credit facilities to support our Midwest and Texas operations. The convertible debenture financings incurred interest expense. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest and Texas locations. We anticipate our interest expense will increase over this and subsequent years while the convertible debentures remain outstanding and as we draw down on our lending facilities to finance additional inventory and customer loans.

Gain/Loss on Derivative Instruments

     For the three months ended July 31, 2008, we incurred a non-cash gain of $2,010,476 as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price.. During the three months ended July 31, 2007 we incurred a non-cash loss of $1,430,363 including day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures and related warrants remain outstanding.

Gain on Sale of Software Division

     For the three months ended July 31, 2008 we recorded a gain of $2,514,229 on the sale of our software line of products on July 2, 2008. The purchase price was $2,509,000 and the assumption of certain liabilities by the purchaser. All rights to the source code of all software products previously sold by the Company were conveyed to the purchaser under the agreement, including the customer base and all ongoing revenue derived from the software as of July 1, 2008. The Company retained all of the consulting portion of its business and intends to continue to operate and expand that segment of its operations.

Software Sales, Support and Consulting

     Through June 30, 2008, this segment of our business consisted of new sales and monthly revenue for software products and new sales and other related products including revenue from credit bureau fees, supply sales, and forms programming, and new sales and monthly revenue for consulting products. The software operation of this segment was sold on July 2, 2008. As of July 1, 2008, our ongoing revenue stream will consist of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales.

     Total software and consulting sales during the three months ended July 31, 2008 decreased from the prior year’s three month period by $168,732. The three month period this year included only two months of software revenue as compared to three month’s revenue in the same period last year.

Bad Debt Provision

     As of July 31, 2008, the total Carbiz Auto Credit loan portfolio was $29,868,954. The allowance for doubtful accounts at the same date was $5,989,998.

     After the acquisition of the Midwest and Houston portfolios, we determined that since our historical portfolio of approximately $600,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply a percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

     It is not reasonable to expect that the acquired portfolio will perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better than the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic. Those factors led to the application of a 20% reserve calculation on the total balance of the Florida and Midwest originated and the Midwest acquired portfolio. A factor of 21% was applied to calculate the reserve for the Houston portfolio. These percentages are in line with industry averages, but will be re-evaluated with more experience in collection results.

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

Six Month Financial Information

     The following summary of selected financial information for the six months ended July 31, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended July 31, 2008 and 2007.

Six months ended July 31, 2008 compared to the six months ended July 31, 2007

		% of		% of
	July 2008	Revenue	July 2007	Revenue
Revenue	$17,707,220	100.0	$1,823,976	100.0
Cost of sales	$10,175,375	57.5	$934,794	51.2
Gross profit	$7,531,845	42.5	$889,182	48.8
Gain on debt forgiveness	$0	0	$391,337	21.5
Operating expenses	$8,715,225	49.3	$2,242,798	123.0
Operating income (loss)	$(1,219,380)	(6.9)	$(962,279)	(52.8)
Interest expense	$(3,783,535)	21.4	$(238,937)	13.1
Gain (loss) on derivative instruments	$4,044,824	22.8	$(751,742)	(41.2)
Gain on sale of software division	$2,514,229	14.2	$0	0
Minority interest income (loss)	$0	0.0	$1,034	0.1
NET INCOME (LOSS)	$1,556,148	8.7	$(1,951,924)	(107.0)
Income (loss) per common share	$0.02		$(0.03)

Revenue

     In the six months ended July 31, 2008, our revenues increased by $15,883,244 compared to our six-month period ended July 31, 2007. This increase was due to our acquisition of a number of buy-here-pay-here credit centers. Our Carbiz Auto Credit locations that were in operating during the six months ended July 31, 2007 had total sales during the six months ended July 31, 2008 of $503,500 compared to the previous period’s sales of $596,782. Our new Midwest locations acquired October 1, 2007 provided $11,815,964 of sales and our Houston location provided $1,090,367. Our software and consulting products had sales of $988,259 for the six months ended July 31, 2008 compared to $1,191,653 for the same period ended July 31, 2007 as a result of the sale of the software operations on July 2, 2008.

     Interest income for the six months ended July 31, 2008 increased by $3,273,589 compared to the previous year’s six month period, primarily due to the acquisitions of buy-here-pay-here credit centers and the related portfolios. Interest income from our three original Carbiz Auto Credit locations during the six months ended July 31, 2008 was $53,451 compared to the previous year’s six month period of $35,541. Our Midwest locations acquired October 1, 2007 provided $1,933,911 of interest income and our Houston location provided $1,321,768 of interest income.

Cost of Sales

     Our cost of sales expense increased by $9,240,581 for the six months ended July 31, 2008, compared to the same period ended July 31, 2007. Carbiz Auto Credit operations cost of sales increased by $9,047,101 due to the addition of our Midwest and Houston locations. We anticipate that our cost of sales expense will continue to increase as we experience full fiscal year operations from the newly acquired credit centers. Our software and consulting products cost of sales expense increased $193,480 during the six months ended July 31, 2008 despite the sale of the software operations on July 2, 2008.

Expenses

     For the six months ended July 31, 2008, our personnel expenses increased by $763,006 compared to the previous year’s six month period. This was due to the additional corporate staff to support newly acquired Midwest and Texas locations. Selling expenses increased for the six months ended July 31, 2008 by $207,010 due to additional advertising to support the Midwest and Texas locations. Professional fees increased by $135,255 due to increased audit and legal costs related to the increase in company size, maintenance of lines of credit and floor plans, and registration of shares in support of various debenture financings. Other operating expenses increased by $1,262,892 during the six month period ended July 31, 2008, due to the general office, rent expense and other expenses incurred by the acquired Midwest and Texas locations.

Bad Debt Expense

     For the six months ended July 31, 2008 the total amount of loans charged off to bad debt was $5,899,884, which primarily relates to our CarBiz Auto Credit loan portfolio. Non-performing portions of the portfolios acquired in the Midwest and Texas in 2007 were charged off during the period, and while we expect that the remaining acquired loans may not perform to the level of new loans written with our underwriting standards. At July 31, 2008 approximately one half of our total Midwest portfolio consists of loans that have been originated since the acquisition. During that period, $3,130,485 of the acquired portfolio was charged off and $881,698 of the portfolio originated by us was charged off. The Texas portfolio at July 31, 2008 is approximately 95% acquired loans since new loans are originated only from one location. During the period $1,789,739 of the acquired loans was charged off and $8,465 of the portfolio originated by us was charged off.

     The total amounts charged off during period resulted in total bad debt expense of $4,134,151 and an ending balance in our bad debt reserve of $5,989,998 (See Note 3).

Interest Expense

     Our interest expense increased by $3,544,598 for the six months ended July 31, 2008, compared to the same period ended July 31, 2007, as a result of the convertible debentures and the line of credit. We anticipate our interest expense will increase over this and subsequent years related to the Trafalgar Debentures and as we draw down on our credit facility with SWC.

Gain/Loss on Derivative Instruments

     For the six months ended July 31, 2008, we incurred a non-cash gain of $4,044,834 as a result of the fair value adjustment of outstanding derivative instruments which are based primarily on the fluctuations in our stock price. For the same period ended July 31, 2007, we incurred a non-cash loss of $(751,742) including day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures and related warrants remain outstanding.

Software Sales, Support and Consulting

     Through June 30, 2008, this segment of our business consisted of new sales and recurring monthly revenue for software products and new sales and other related products including revenue from credit bureau fees, supply sales, and forms programming, and new sales and monthly revenue for consulting products. The software operation of this segment was sold on July 2, 2008. As of July 1, 2008 our ongoing revenue stream will consist of new sales and monthly revenue from consulting products, training products, BHPH performance groups, seminars, other one time dealer assistance, and supply sales.

     Total software and consulting sales during the six months ended July 31, 2008 decreased from the prior year’s six month period by $203,394. The six month period this year included only five months of software revenue as compared to the six months revenue in the same period last year.

     Our consulting services help to interpret dealer performance data and provide advice, as well as industry benchmarks, to help dealers improve results. Our consulting focuses on implementing a data tracking product that automates some data analysis, creates a recurring revenue stream and facilitates additional consulting services.

Bad Debt Provision

     As of July 31, 2008, the total Carbiz Auto Credit loan portfolio was $29,868,954. The allowance for doubtful accounts at the same date was $5,989,998.

     After the acquisition of the Midwest and Houston portfolios, we determined that since our historical portfolio of approximately $600,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply a percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

     It is not reasonable to expect that the acquired portfolio will perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better than the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic. Those factors led to the application of a 19% reserve calculation on the total balance of the Florida and Midwest originated and the Midwest acquired portfolio. A factor of 21% was applied to calculate the reserve for the Houston portfolio. These percentages are in line with industry averages, but will be re-evaluated with more experience in collection results.

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

     Our depreciation and amortization expense for the six months ended July 31, 2008 was $79,678 as compared to $38,641 for the six month period ended July 31, 2007. This increase is a result of capital additions related to our newly acquired Midwest and Houston locations and the April, 2008 relocation of our corporate offices in Florida.

Liquidity and Capital Resources

     As of January 31, 2008 and July 31, 2008, we had $1,141,271 and $374,894, respectively, in cash and cash equivalents. During the six month period ended July 31, 2008, we increased our accounts payable and accrued liabilities by $264,462, which totaled $3,343,022 at July 31, 2008. During the six months ended July 31, 2008, we made capital lease payments totaling $4,108.

     During the six months ended July 31, 2008, we issued approximately 597,868 shares at conversion prices ranging from $0.1105 to $0.1488 in a series of convertible debenture conversions. We continue to discuss various options available to the convertible debt holder and the Company for debt service and conversions.

     The Senior Loan Facility (“Amended Credit Agreement”) is divided into two parts, one to finance the Company’s Texas business (the “Texas facilities”), and one to finance the Company’s remaining business (the “Non-Texas facilities”).

     The Non-Texas facilities have a maximum commitment of $30 million, including a $23 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $21.925 million. The revolving receivable loan facility and revolving floor plan loan facility will expire on October 1, 2011, and the term loan has a maturity date of April 1, 2011.

     The Texas facilities have a maximum commitment of $34.975 million initially, including a $15 million revolving receivable loan facility, a $2 million revolving floor plan loan facility, and a term loan in the amount of $17.975 million

     At July 31, 2008, we had total outstanding borrowings under the Amended Credit Agreement of $37,067,338. The amount of borrowings under the Amended Credit Agreement may fluctuate materially, depending on various factors, including the size of our Eligible Receivables, the time of year, our need to acquire inventory, changes to our plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the Amended Credit Agreement. When the software division was sold on July 2, 2008, we used a $2,000,000 of the proceeds to reduce the term loan and revolving loan facility. A payment of $154,211 was made to Trafalgar and applied to the outstanding balance.

     As of July 31, 2008, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to	Greater than
	One Year	Years	Five Years	Five Years	Total
Operating Leases	$1,280,565	$1,079,210	$231,184	$533,750	$3,124,709
Capital Leases	4,232	2,696	-	-	6,928
Long-Term Debt	26,012,879	10,738,617	315,842	-	37,067,338
Convertible Debentures	4,135,613	1,371,006	-	-	5,506,619
Interest	261,907	191,432	-	-	453,339
	$31,695,196	$13,382,961	$547,026	$533,750	$46,158,933

     Based on twelve month results ended July 31, 2008 and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are expected to be sufficient to fund our operations until July 2009. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

     The Amended Credit Agreement contains financial covenants which require, among other things, that we maintain specified interest coverage and loss to liquidation ratios, and meet certain specified minimum net income, loan loss and collection requirements. We and the lender have agreed to continue to negotiate regarding certain additional financial covenants relating to maintenance of specific leverage ratios and minimum tangible net worth requirements. It is anticipated the agreement on the covenants will be reached within a reasonable time. However, these discussions have been ongoing since December 2007. If an agreement on such additional covenants is not reached within a reasonable time, it may constitute a default under the Amended Credit Agreement, which could result in the lender demanding the repayment of approximately $37,067,338 currently due under the Amended Credit Facility.

Off-Balance Sheet Arrangements

As of July 31, 2008, we do not have any off-balance sheet arrangements.

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

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trafalgar conversions

During the three months ended July 31, 2008, the Company issued 100,000 shares at a conversion price of $0.136 in a Trafalgar Convertible Debenture conversion.

Unregistered shares for investment banking services

During the three months ended July 31, 2008, the Company issued 250,000 unregistered common shares which were valued at $0.15 per share under an investment banking contract.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held at the Ritz-Carlton at 1111 Ritz-Carlton Dr., Sarasota, Florida on June 19, 2008 at 4:00 p.m. Our shareholders voted on two items, with results as indicated:

(1)	The election of ten directors to serve until the next annual meeting of shareholders:

Director	No. of Shares	No. of Shares	No. of Shares
	Voted For	Voted Against	Withheld
Carl Ritter	19,950,728	-	1,500
Ross Quigley	19,950,728	-	1,500
Richard Lye	19,950,728	-	1,500
Theodore Popel	19,950,728	-	1,500
Stanton Heintz	19,950,728	-	1,500
Christopher Bradbury	19,950,728	-	1,500
Wallace Weylie	19,950,728	-	1,500
Vernon Haverstock	19,950,728	-	1,500
Gene Tomsic	19,950,728	-	1,500
Brandon Quigley	19,950,728	-	1,500

(2)	The appointment of Cherry, Bekaert & Holland, L.L.P., Certified Public Accountants as Auditor of the Corporation until the next annual General Meeting.

No. of Shares	No. of Shares		No. of
Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
19,952,228	-	-	-

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

CARBIZ INC.

Date: September 12, 2008	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)