Form 10-Q
period 2008-10-31
CARBIZ INC
filed 2008-12-10
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [   ]    No [X]

As of December 10, 2008, 87,807,889 common shares of the Registrant were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2008

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

(i)	our ability to obtain financing to replace our credit facilities with SWC Services LLC in the very near future;

(ii)	whether we are successful in implementing our business strategy;

(iii)	our ability to increase revenues in the future and to continue as a going concern;

(iv)	our ability to obtain additional financing on terms favorable to us, if at all, if our operating revenues fail to increase;

(v)	our ability to attract and retain key personnel;

(vi)

the impact on the market price of our common shares of the concentration of common share ownership by our directors, officers and greater than 5% shareholders, which may delay, deter or prevent actions that would result in a change of control;

(vii)	the significant fluctuation of the market price of our common shares;

(viii)	costly difficulties we may face in the assimilation of the operations, technologies and products of companies that we may acquire in the future;

(ix)	the adequacy of our insurance coverage to cover all losses or liabilities that may be incurred in our operations;

(x)	our dividend policy;

(xi)	the impact on our financial position, liquidity and results of operations if we underestimate the default risk of sub-prime borrowers;

(xii)	general economic conditions;

(xiii)	general competition;

(xiv)	our ability to comply with federal and state government regulations;

(xv)	potential infringement by us of third parties’ proprietary rights;

(xvi)	defects in our products;

(xvii)	our compliance with privacy laws;

(xviii)	our ability to obtain adequate remedies in the event that our intellectual property rights are violated;

(xix)	our ability to develop and market on a timely and cost-effective basis new products that meet changing market conditions, and

(xx)

the risk factors identified in our most recent Annual Report on Form 10-KSB, including factors identified under the headings “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets

	October 31, 2008	January 31, 2008
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$557,831	$1,141,271
Accounts receivable	54,009	84,916
Current portion of notes receivable, net	15,072,457	16,389,259
Inventory	3,666,830	2,554,836
Prepaids and other assets	375,259	465,500
Deferred costs	-	3,707
	19,726,386	20,639,489
NOTES RECEIVABLE, NET LESS CURRENT PORTION	11,132,407	8,649,284
DEFERRED FINANCING COSTS	710,111	1,362,593
PROPERTY AND EQUIPMENT	880,789	767,995
GOODWILL	438,283	438,283
	$32,887,976	$31,857,644

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,463,075	$3,078,560
Note payable, related party	200,000	200,000
Current portion of long-term debt:
Lines of credit	36,691,174	17,580,169
Inventory floor plan	4,596,590	1,421,151
Current portion of capital leases	4,491	8,104
Current portion of convertible debentures	1,455,094	435,597
Derivative liabilities	6,319,435	8,844,036
Deferred revenue	3,230	59,753
	52,733,089	31,627,370

CAPITAL LEASES, NET OF CURRENT PORTION	-	2,621
CONVERTIBLE DEBENTURE, LESS CURRENT PORTION	8,103	312,405
Includes $8,103 and $25,093 respectively to related parties
LONG-TERM DEBT, LESS CURRENT PORTION	-	17,423,298
	52,741,192	49,365,694

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	18,056,059	16,274,119
Unlimited shares authorized, 85,087,889 and 64,870,681 common shares issued and outstanding at October 31, 2008 and January 31, 2008
ADDITIONAL PAID-IN CAPITAL	7,807,638	7,679,205
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(45,331,716)	(41,076,177)
	(19,853,216)	(17,508,050)
	$32,887,976	$31,857,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
SALES
Used car sales	$12,303,021	$252,830	$25,712,851	$844,156
Software and consulting services (Note 9)	112,449	575,533	1,100,708	1,767,186
Interest income	1,467,773	579,191	4,776,903	620,188
	13,883,243	1,407,554	31,590,462	3,231,530
COST OF SALES
Used car sales	8,139,743	532,880	17,659,835	1,005,871
Software and consulting services	164,107	301,297	819,390	763,100
	8,303,850	834,177	18,479,225	1,768,971
GROSS PROFIT	5,579,393	573,377	13,111,238	1,462,559

(Gain) loss on debt foregiveness	-	-	-	(391,337)
Personnel expenses	640,276	366,133	1,934,087	896,938
Selling expenses	272,307	98,061	668,552	287,296
Professional fees	142,221	211,431	804,828	738,783
Provision for credit losses	4,729,559	10,585	8,863,710	4,472
Other operating expenses	1,075,658	981,954	3,340,069	1,983,473
	6,860,021	1,668,164	15,611,246	3,519,625
OPERATING LOSS	(1,280,628)	(1,094,787)	(2,500,008)	(2,057,066)

INTEREST AND OTHER EXPENSES	(3,037,922)	(595,542)	(6,822,286)	(834,479)
GAIN (LOSS) ON DERIVATIVE LIABILITIES	(287,417)	(656,350)	3,758,246	(1,408,092)
LOSS ON EXTINGUISHMENT OF DEBT (Note 4)	(1,205,720)		(1,205,720)
GAIN ON SALE OF SOFTWARE DIVISION	-	-	2,514,229	-
WRITE-OFF OF DEFERRED FINANCING COSTS		(409,533)		(409,533)
MINORITY INTEREST IN LOSSES	-	10,687	-	11,721
NET LOSS FOR THE PERIOD	$(5,811,687)	$(2,745,525)	$(4,255,539)	$(4,697,449)
LOSS PER SHARE:
Basic	$(0.08)	$(0.04)	$(0.06)	$(0.08)
Diluted	$(0.08)	$(0.04)	$(0.08)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic)	74,737,369	61,464,634	68,615,340	61,040,059
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Diluted)	74,737,369	61,464,634	75,576,781	61,040,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 31, 2008	October 31, 2007
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:
OPERATING ACTIVITIES
Net loss	$(4,255,539)	$(4,697,449)
Items not affecting cash:
Depreciation of property and equipment	107,511	55,747
Minority interest in losses	-	(11,721)
(Gain) loss on derivative liabilities	(3,758,246)	1,408,092
(Gain) loss on extinguishment of debt	1,205,720	(391,337)
Gain on sale of software operations	(2,514,229)	-
Write - off of deferred financing costs	-	409,533
Amortization of deferred financing costs	442,306	148,340
Amortization of debt discount	2,544,482	222,150
Share-based compensation	263,959	320,900
Provision for bad debts	8,863,710	(5,984)
Net changes in operating assets and liabilities:
Accounts receivable	(27,905)	(11,613)
Notes receivable	(9,992,240)	968,703
Prepaids and other assets	63,573	(187,301)
Inventory	(1,111,994)	(714,259)
Deferred costs	2,490	10,830
Accounts payable and accrued liabilities	330,985	(158,636)
Deferred revenue	(48,409)	(80,146)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(7,883,826)	(2,714,151)
INVESTING ACTIVITIES
Proceeds from sale of software operations	2,500,000	-
Acquisition of Calcars assets	-	(18,559,709)
Acquisition of property and equipment	(238,328)	(135,756)
NET CASH FLOW FROM INVESTING ACTIVITIES	2,261,672	(18,695,465)
FINANCING ACTIVITIES
Proceeds from term loan financing	-	18,559,709
Repayment of capital leases	(6,234)	(5,679)
Proceeds from credit facilites, net	4,863,147	1,675,511
Repayment of convertible debentures	-	(215,990)
Repayment of related party debt	-	(230,000)
Proceeds from Trafalgar debenture, including derivative components	-	4,998,627
Proceeds from exercise of warrants	182,149	102,500
Payment of deferred financing costs	-	(1,610,479)
NET CASH FLOWS FROM FINANCING ACTIVITIES	5,039,062	23,274,199
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(348)	539,446
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(583,440)	2,404,029
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,141,271	67,990
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$557,831	$2,472,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made in the October 31, 2008 and 2007 condensed consolidated financial statements, which are necessary for a fair financial statement presentation. The results for the three and nine months ended October 31, 2008 and 2007 are not necessarily indicative of financial operations for the full year. These financial statements are consolidated and condensed. For further information, refer to the consolidated financial statements and footnotes in the Company’s audited financial statements for the year ended January 31, 2008 which are included in the Company’s Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2008 (“January 31, 2008 Form 10-KSB”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

References to the Company typically include the Company’s consolidated subsidiaries and Carbiz Auto Credit JV1, LLC, a Florida limited liability company (“JV1”), which was a joint venture in which the Company owned a 50% interest until January 24, 2008, at which time it purchased the 50% percent portion of JV1 that it did not own. The Company’s operations are principally conducted through its five operating subsidiaries, Carbiz USA, Inc., a Delaware corporation, Carbiz Auto Credit, Inc. (“CAC”), Carbiz Auto Credit, AQ Inc. (“AQ”), Texas Auto Credit, Inc. (“Texas Auto”) (CAC, AQ and Texas Auto are all Florida corporations) and JV1. Collectively, Carbiz Inc., Carbiz USA, Inc., CAC , AQ, Texas Auto, and JV1 are referred to herein as “Carbiz” or the “Company”.

The Company is in the business of selling and financing used automobiles. Until recently it was also developing, marketing, distributing and supporting software and Internet products for the automotive sales finance industry. During the three and nine months ended October 31, 2008, the Company operated 26 dealerships which sell and finance used automobiles. Included in the 26 are 23 locations acquired on October 1, 2007 throughout the Midwest in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma in addition to the two dealerships it operates in Florida and one in Texas. The Company began operation of its Texas location on December 24, 2007 with the purchase of a portfolio of used automobile and light truck loans, and an inventory of used automobiles and light trucks located in Houston, Texas. Sales operations for the Texas location were not authorized by the State of Texas until March 28, 2008. On January 24, 2008 the Company purchased the remaining 50% share of Carbiz Auto Credit JV1 that it did not previously own. On July 2, 2008 the Company sold certain assets and liabilities related to the software operation that were used in the development, marketing, distribution and support of software and Internet products for the automotive sales finance industry. It did retain its automotive consulting business.

	(b)	Going concern assumption and liquidity

While these condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption.

The Company has incurred losses and generated significant negative operating cash flows in the current periods (exclusive of gains on derivative instruments and the sale of the software operations in 2008) and in each of the past several years. The Company had a working capital deficiency of $33,006,703 at October 31, 2008.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Since the addition of the Mid-west and Houston locations, the Company’s monthly revenue rates have increased substantially. Used car sales revenue for the three months ended October 31, 2008 was $12.3 million. However, even with the increased revenue the Company’s ability to continue its operations is dependent upon its ability to achieve profitable operations and to obtain financing to replace the Company’s credit facilities with SWC Services, LLC (“SWC”) since SWC is unable to continue to fund the Company’s operations due to bankruptcy of SWC on October 20, 2008. The Company has ceased depositing into bank accounts controlled by SWC the proceeds from the sale of automobiles and monies received from customers who have financed the purchase of their vehicles through loans from the Company, as required under the SWC loan agreement.

The Company and SWC’s bankruptcy trustee are negotiating regarding the control of funds received by the Company and the terms under which SWC and the Company will terminate the credit facilities and pay off the outstanding indebtedness.

In the event that the SWC trustee attempts to foreclose on the collateral pledged under the SWC Loan Agreement, the Company intends to challenge such foreclosure through all appropriate means. There can be no assurance of the likelihood of success to such challenge. At October 31, 2008, there was a total balance of $41,287,764 borrowed under the SWC credit facilities, and substantially all of the Company’s assets are pledged as collateral on this indebtedness.

The Company is presently discussing various financing alternatives with a number of sources. However, the recent worldwide financial and credit crises have strained investor liquidity and contracted credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. The Company believes that if it is able to obtain financing that the additional locations combined with its existing consulting businesses will improve its operating cash flows going forward. However, there can be no assurance that financing efforts will be successful and, if it does obtain financing, that the Company will achieve profitable operations. The Company will not be able to continue its operations if it is unable to obtain new financing.

If the going concern assumptions were not appropriate to these condensed consolidated financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported net income and the balance sheet classifications used.

The condensed consolidated financial statements included in the Quarterly Report do not include any adjustment that may arise as a result of these uncertainties.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

are charged off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile.

For accounts where the automobile was repossessed, the fair value of the repossessed automobile is treated as a reduction of the gross finance receivable balance written-off. On average, accounts are approximately 90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although, it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Inventory

Inventory consists of used vehicles and is related to the CAC, AQ, and Texas Auto operations. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with the issuance of convertible debentures and entering into term loans, lines of credit, and inventory floor plans and are amortized over the term of the related financial instruments. Approximate future amortization of deferred financing costs is as follows as of October 31, 2008:

Periods ending October 31
2009	$267,279
2010	233,333
2011	209,499

$710,111

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per share

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
Loss attributable to common stockholder-(numerator)	$(5,811,687)	$(2,745,525)	$(4,255,539)	$(4,697,449)
Basic:
Weighted average shares outstanding (denominator)	74,737,369	61,464,634	68,615,340	61,040,059
Loss per common share - basic	$(0.08)	$(0.04)	$(0.06)	$(0.08)
Diluted:
Weighted average shares outstanding - basic	74,737,369	61,464,634	68,615,340	61,040,059
Effect of dilutive securities	-	-	6,961,441	-
Adjusted weighted average share (denominator)	74,737,369	61,464,634	75,576,781	61,040,059
Loss per common share (diluted)	$(0.08)	$(0.04)	$(0.08)	$(0.08)

The effects of 8,438,041 stock options, 5,841,664 warrants and 139,704,518 shares indexed to the derivative liabilities outstanding have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

Share-based compensation

The Company uses the fair-value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted average of the historical volatility of the Company’s stock measured on a once monthly basis over the expected term of the options. The expected term of options granted to employees is derived using the “simplified method” which computes expected terms as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

As of October 31, 2008, there were 8,438,041 stock options outstanding and 3,958,041 stock options vested. No stock options were granted during the nine months ended October 31, 2008.

During the nine months ended October 31, 2008, the Company recognized share-based compensation expense of $63,891 for stock options previously granted to employees, $39,000 for incentive stock granted to employees and $64,168 of expense for stock previously granted to consultants for services rendered under a contract with a term which required the amortization of the total expense.

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 680,000 shares have been vested as of October 31, 2008. During the nine months October 31, 2008 the Company recognized share-based compensation expense of $96,900 as a result of this restricted stock grant.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

As of October 31, 2008, the weighted average exercise price and weighted average lives of stock options were as follows:

			Outstanding Options
	Vested	Outstanding	Weighted	Weighted Average
	Options	Options	Average Life (Yrs)	Exercise Price
1998 Plan *	2,838,041	2,838,041	0.5	$0.21
2007 Plan	1,120,000	5,600,000	3.2	$0.13
Total	3,958,041	8,438,041

(*) This series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as of October 31, 2008.

The market value of the Company’s common stock at October 31, 2008 was $0.06; therefore there was no intrinsic value of all options outstanding and vested at October 31, 2008. In addition, non-vested options to purchase 4,480,000 shares were outstanding at October 31, 2008 with a weighted average exercise price of $0.13 per share and a weighted average life of 3.2 years. The Company will record $324,424 of additional compensation expense during the subsequent 3 years for non-vested options outstanding as of October 31, 2008.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on guidance of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Effective February 1, 2008, the Company adopted the provisions of FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities;
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes liabilities measured at fair value on a recurring basis at October 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$--	$--	$6,319,435	$6,319,435

Recent accounting pronouncements

In March 2008, the FASB issued Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its financial statements.

In May 2008, the FASB issued Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”),. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of the consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The Company is currently evaluating the impact on its financial statements of this accounting standard.

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The application of FAS 157 to non- financial assets and liabilities is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

		October 31, 2008
Trade receivables from software & consulting		$55,207
Less: Allowance for doubtful accounts		1,198
		54,009
Notes receivable from vehicle sales – Florida		748,081
Less: Allowance for doubtful accounts		148,745
		599,336
Notes receivable from vehicle sales – Midwest		23,841,292
Less: Allowance for doubtful accounts		4,740,383
		19,100,909
Notes receivable from vehicle sales – Texas Auto		9,112,058
Less: Allowance for doubtful accounts		2,607,439
		6,504,619
Long-term portion of notes receivable	Florida	239,734
	Midwest	7,640,364
	Texas Auto	3,252,309
	Total	$11,132,407
Current portion of notes receivable	Florida	359,602
	Midwest	11,460,545
	Texas Auto	3,252,310
	Total	$15,072,457

The future maturities of the long-term portion of the notes receivable for the subsequent periods ending October 31, 2010 through 2012 are $7,201,678 in fiscal year 2010, $3,406,632 in fiscal year 2011, and $524,097 in fiscal year 2012.

During the nine month periods ended October 31, 2008, and 2007, the Company earned $4,776,903 and $620,188, respectively, of financing income on the notes receivable. This amount has been included as interest income within Revenues in these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

2.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (continued)

A comparison of the following classifications of notes receivable related to auto sales at October 31, 2008 and 2007 is presented below:

Florida stores portfolio:	October 31,
	2008		2007
	Amount	Number	Amount	Number
Active accounts	$733,564	179	$585,795	179
Accounts held in repossession	$14,517	5	$28,046	9
Accounts written off during nine months	$180,693	62	$161,043	52
Midwest stores portfolio	October 31, 2008
	Amount	Number
Active accounts	$23,188,742	4333
Accounts held in repossession	$652,550	126
Accounts written off during nine months	$5,891,490	1500
Texas portfolio:	October 31, 2008
	Amount	Number
Active accounts	$8,152,326	916
Accounts held in repossession	$959,732	75
Accounts written off during nine months	$2,782,247	353

Activity in the allowance for doubtful accounts for the nine month periods ended October 31, 2008 and 2007 is as follows:

	2008
	Software	Florida	Midwest	Texas	Total 2008	2007
Balance at February 1, 2008	$8,543	$117,161	$4,103,125	$3,526,902	$7,755,731	$83,775
Charged to Expenses	(3,612)	26,507	1,591,593	116,553	1,731,041	4,153
Write-offs and Other	486	(23,813)	(1,989,675)	(876,669)	(2,889,671)	(28,505)
Balance at April 30	5,417	119,855	3,705,043	2,766,786	6,597,101	59,423
Charged to Expenses	69,215	101,544	1,977,971	254,380	2,403,110	52,887
Write-offs and Other	(72,426)	(93,173)	(1,923,079)	(921,535)	(3,010,213)	(41,805)
Balance at July 31	2,206	128,226	3,759,935	2,099,631	5,989,998	70,505
Charged to Expenses	2,899	84,226	3,150,583	1,491,851	4,729,559	4,434,230
Write-offs and Other	(3,907)	(63,707)	(2,170,135)	(984,043)	(3,221,792)	(90,733)
Balance at October 31	$1,198	$148,745	$4,740,383	$2,607,439	$7,497,765	$4,414,002

3.	LONG-TERM DEBT

Long-tem debt consists of the following as of October 31, 2008:

Revolving line of credit	$14,087,593
Term line of credit	22,603,581
Floor plan note payable	4,596,590
$41,287,764

The total debt above has been classified as a current liability on the Balance Sheet as a result of the SWC bankruptcy and the Company’s decision to suspend depositing loan collections in bank accounts controlled by SWC as required under the loan agreement. See Note 1(b).

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

4.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of October 31, 2008:

Convertible debentures, at face value
Maturing February 27, 2009	$936,400
Maturing September 30, 2009	4,904,042
Maturing December 1, 2010	97,000
5,937,442
Less: unamortized discount	(4,474,245)
$1,463,197

Current	$1,455,094
Long-term	8,103
$1,463,197

On September 15, 2008, the Company entered into a debenture modification agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which modified the principal and interest payment schedules and effective interest rates for certain of the outstanding Secured Convertible Debentures issued by the Company to Trafalgar. Included are the following Secured Convertible Debentures: $750,000 Secured Convertible Debenture issued on April 13, 2007 and $750,000 Secured Convertible Debenture issued on June 26, 2007, each of which was issued pursuant to the Securities Purchase Agreement dated February 28, 2007; $1,000,000 Secured Convertible Debenture issued on August 31, 2007 pursuant to the Securities Purchase Agreement dated August 31, 2007; and $1,500,000 Secured Convertible Debenture issued on September 26, 2007 pursuant to the Securities Purchase Agreement dated September 26, 2007. The agreement does not affect the $1,000,000 Secured Convertible Debenture issued on February 28, 2007. The Company is required to pay to Trafalgar $40,000 in interest per month for 12 months beginning September 2008 for the Trafalgar Debentures on the outstanding balance of $4,904,042. The balance of the unpaid Interest will be accrued over the 12 months. The revision extended the maturity date for all principal payments on these debentures to September 30, 2009. The August 31, 2007 Debenture in the amount of $1,000,000 will not be payable during the 12 months unless the Company elects to pay it.

Although the contractual interest rates of 8%, 10% and 11% were not revised pursuant to this agreement, the modified terms of the debentures include additional interest payments of amounts which provide for an internal rate of return to Trafalgar of at least 20% on the above modified Trafalgar Debentures over their outstanding term. The additional interest payments are due upon maturity of the debentures.

Pursuant to the modification agreement, on September 15, 2008, the Company issued 2,500,000 shares of the Company’s common stock to Trafalgar in exchange for the cancellation of the 6.5 million outstanding warrants to purchase the common stock of the Company previously held by Trafalgar. In addition, the Company issued 4,000,000 shares to Trafalgar as a forbearance fee for delay of payments due under the Senior Convertible Debentures.

The Company accounted for the modifications to the debentures based on the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of certain of the outstanding debentures were considered substantial, as defined, and therefore, for accounting purposes the debentures have been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the agreement. The Company recorded a loss on extinguishment of debt of $1,205,720, as a result of these transactions for the three and nine months ended October 31, 2008.

See Note 6 for conversions of debentures to common stock.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

4.	CONVERTIBLE DEBENTURES (continued)

The modified debentures were recorded as follows:

Face value of debentures maturing September 30, 2009:
8% Convertible debenture	$964,538
8% Convertible debenture	944,195
10% Convertible debenture	1,178,127
11% Convertible debenture	1,817,182
4,904,042
Less: Discount for derivative liabilities	(4,026,276)
Less: Fair value adjustment	(213,428)
$664,338

5.	LIQUIDATED DAMAGES

The Trafalgar financings include registration rights agreements which, under certain circumstances, include provisions that require the Company to pay liquidated damages, in the event effective registrations are not in place on a timely basis for the underlying shares in the Trafalgar transactions. The Company originally filed a Registration Statement on Form SB-2 on April 17, 2007. Such registration was updated and amended several times until it was approved and declared effective on March 24, 2008 as an amended SB-2 on Form F- 3. On November 21, 2007, the Company was invoiced by Trafalgar for a total of $165,184 of liquidated damages. The Company was further invoiced an additional $54,192 on February 13, 2008. Both amounts ($219,376) were recorded as interest expense during the year ended January 31, 2008. Since the registration rights agreements call for liquidated damages up to 15%, a remaining contingent liability of $155,624 remains under the $2,500,000 Trafalgar financing. In addition, the $1,000,000 September 10, 2007 and $1,500,000 September 26, 2007 Trafalgar financings have similar registration rights provisions (limited to 15%) with contingent liquidated damage obligations of $150,000 and $225,000, respectively. The Form F-3 filing declared effective on March 24, 2008, included the maximum number for shares underlying both the convertible debentures and warrants held by Trafalgar as allowed under SEC Rule 415. No additional invoices for liquidated damages have been received and the Company believes that no additional expense will be incurred as the registration statement requirements for filing have been fulfilled. On September 15, 2008 the Company entered into an agreement with Trafalgar which revised certain terms of the financings. See Note 4.

6.	COMMON STOCK

(a) Conversion of Trafalgar convertible debentures

During the nine months ended October 31, 2008, the Company issued 597,868 shares of common stock at conversion prices ranging from $0.136 to $0.1488 in a series of Trafalgar Convertible Debenture conversions.

(b) Conversion of October 1, 2007 related party convertible debentures

On September 12, September 22, and October 3, 2008, holders of certain of the Company’s October 1, 2007 convertible debentures converted an aggregate of $703,000 of principal and $78,375 of accrued interest due under the debentures into 11,432,792 shares of common stock of the Company. Conversion prices ranged from $0.051 to $0.085. All such holders are members of the board of directors or senior management of the Company or members of their immediate families.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

6.	COMMON STOCK (continued)

	(c)	Exercise and expiration of related party warrants

On September 4, 2008, 1,189,882 shares of common stock were issued upon exercise of outstanding warrants issued as part of the previously reported September 5, 2006 sale of unregistered securities. The Company received proceeds of $178,483 based on the $0.15 warrant exercise price. The balance of the common share warrants (2,775,582) expired unexercised on September 5, 2008.

On October 3, 2008, the Company issued 66,666 shares of common stock upon exercise of two warrants issued as part of the October 1, 2007 convertible debenture financing. The Company received proceeds of $3,666 at exercise prices of $0.01 (33,333 shares) and $0.10 (33,333 shares).

Both warrant holders are members of the board of directors of the Company.

	(d)	Unregistered shares for Trafalgar agreement

On September 15, 2008 the Company issued 6,500,000 shares of unregistered common stock to Trafalgar in connection with the restructuring of the payment schedule for the Secured Convertible Debentures issued to Trafalgar. See Note 4.

	(e)	Unregistered shares for investment banking services

On April 7, 2008, the Company entered into a non-exclusive investment banking arrangement for a six month period. The Company paid an initial non-refundable $5,000 retainer and was obligated to pay an additional monthly retainer of $2,500 for 6 months effective on May 15, 2008. In addition, the Company issued 250,000 unregistered common shares on May 15, 2008 which were valued at $0.15 per share and have been charged to operations during the nine months ended October 31, 2008.

	(f)	Unregistered shares for executive officer compensation

On February 1, 2008, the Company issued 150,000 unregistered common shares for discretionary management compensation. Compensation expense of $39,000, based on the market value of $0.26, was recorded during the nine months ended October 31, 2008.

	(g)	Issued and outstanding common shares

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

7.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities at October 31, 2008 were as follows:

	Compound
	Embedded	Warrant	Total
	Derivatives	Derivatives	Derivatives
$936,400 convertible debenture
due February 27, 2009	$678,088	$-	$678,088
$4,904,042 convertible debenture
due September 30, 2009	5,155,991	-	5,155,991
$97,000 convertible debenture
due December 1, 2010	103,462	-	103,462
2004 warrants expiring October 6, 2009		75,332	75,332
2004 warrants expiring October 10, 2010		271,205	271,205
2004 warrants expiring April 6, 2011		10,280	10,280
2004 warrants expiring October 6, 2011		25,077	25,077
	$5,937,541	$381,894	$6,319,435

Derivative liabilities are adjusted quarterly based on a valuation model discussed in Note 1 herein and any changes in fair value are recorded as gain (loss) on derivative liabilities in the condensed consolidated statements of operations.

Gain (loss) on derivative liabilities consists of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Compound embedded derivatives	(982,699)	(290,265)	(247,627)	(257,251)
Warrant Derivatives	695,282	(366,085)	4,005,873	(1,150,841)
	$(287,417)	$(656,350)	$3,758,246	$(1,408,092)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of October 31, 2008:

	Warrant	Conversion
	Derivatives	Features
$936,400 convertible debenture
due February 27, 2009	n/a	24,827,355
$4,904,042 convertible debenture
due September 30, 2008	n/a	114,577,594
$97,000 convertible debenture
due December 1, 2010	n/a	2,282,353
2004 warrants expiring October 6, 2009	9,212,400
2004 warrants expiring October 10, 2010	11,055,264
2004 warrants expiring April 6, 2011	314,276
2004 warrants expiring October 6, 2011	876,200
	21,458,140	141,687,302

For information and significant assumptions embodied in our valuations (including range for certain assumptions) see Note 12 to financial statements in the January 31, 2008 Form 10-K.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

8.	CASH FLOW INFORMATION

(a) Supplemental Information

	Nine months ended
	October 31, 2008	October 31, 2007
Cash paid during the period for Interest	$3,489,493	$229,352

(b) Supplemental non-cash information

During the nine months ended October 31, 2007, the Company issued $5,800,000 of Convertible Debentures in which $1,162,551 of proceeds were allocated and capitalized as deferred financing costs. See Note 7(a) to financial statements in the January 31, 2008 Form 10-KSB. During this same period, the Company also negotiated the settlement of a $466,337 trade payable which resulted in a gain on debt forgiveness of $391,337.

During the nine months ended October 31, 2008, the Company issued 12,030,660 shares of common stock in connection with conversions of $766,600 of face value of convertible debentures and related derivative liabilities and $103,375 of accrued interest of convertible debentures. Such amounts were credited to equity.

The Company further issued 6,500,000 shares of common stock for convertible debenture extension and extinguishment of warrants. As of result, $722,655 was credited to equity.

The Company issued 66,666 shares of common stock in connection with the exercise of warrants linked to the convertible debenture due December 1, 2010. Proceeds of $3,666 were credited to equity. The Company also issued 1,189,882 shares of common stock in connection with the exercise of warrants expiring on September 5, 2008. Proceeds of $178,483 were credited to equity.

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

The Company operates and manages its business in two segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), including its new acquisitions “Carbiz Auto Credit AQ” or “AQ” and “Texas Auto Credit” or “Texas Auto”, and its previous joint venture (“JV1”), and various consulting services offered to independent car dealerships (“Consulting and Software”).

In prior years, JV1 has been displayed as a separate segment of operations. The Company purchased the 50% portion of JV1 it did not own on January 24, 2008, and as a result, the Company now consolidates the JV1

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

10.	SEGMENT INFORMATION (continued)

results with the other CAC results. All of the Company’s revenue is generated in the United States and all of the Company’s assets are located in the U.S.

Consulting and Software consists of new sales and monthly revenues for software products through June 2008 and other related revenue from credit bureau fees, supply sales and forms programming, and new sales and recurring monthly revenues of consulting products. On July 2, 2008, the Company sold the assets and operations related to its dealer software (See Note 9). The results in the Consulting and Software segment for the three months and nine months ended October 31 2008 include all revenue and expenses related to the software operations through June 30, 2008 and therefore only five months of software sales and expenses are included in the nine months ended October 31, 2008.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2008 and 2007
(unaudited)

10.	SEGMENT INFORMATION (continued)

	Carbiz Auto	Consulting and
	Credit	Software	Total
Three months ended October 31		2008
Sales	$13,770,794	$112,449	$13,883,243
Cost of Sales	8,139,743	164,107	8,303,850
Gross Profit	5,631,051	(51,658)	5,579,393
Operating Expenses (1)	6,089,884	742,304	6,832,188
Loss From Segments	$(458,833)	$(793,962)	(1,252,795)
Depreciation & Amortization			(27,833)
Total Operating Loss			$(1,280,628)
Total Assets	$29,573,964	$3,314,012	$32,887,976
Three months ended October 31		2007
Sales	$832,021	$575,533	$1,407,554
Cost of Sales	532,879	301,298	834,177
Gross Profit	299,142	274,235	573,377
Operating Expenses (1)	696,022	955,036	1,651,058
Loss From Segments	$(396,880)	$(680,801)	(1,077,681)
Depreciation & Amortization			(17,106)
Total Operating Loss			$(1,094,787)
Total Assets	$19,723,655	$4,482,247	$24,205,902
Nine months ended October 31		2008
Sales	$30,489,755	$1,100,708	$31,590,463
Cost of Sales	17,659,835	819,390	18,479,225
Gross Profit	12,829,920	281,318	13,111,238
Operating Expenses (1)	12,873,267	2,630,468	15,503,735
Loss From Segments	$(43,347)	$(2,349,150)	(2,392,497)
Depreciation & Amortization			(107,511)
Total Operating Loss			$(2,500,008)
Total Assets	$29,573,964	$3,314,012	$32,887,976
Nine months ended October 31		2007
Sales	$1,464,344	$1,767,186	$3,231,530
Cost of Sales	1,005,871	763,100	1,768,971
Gross Profit	458,473	1,004,086	1,462,559
Operating Expenses (1)	901,869	2,953,346	3,855,215
Loss From Segments	$(443,396)	$(1,949,260)	(2,392,656)
Depreciation & Amortization			(55,747)
Gain on Debt Forgiveness			391,337
Total Operating Loss			$(2,057,066)
Total Assets	$19,723,655	$4,482,247	$24,205,902

(1) Excluding depreciation and amortization

11.	COMMITMENTS AND CONTINGENCIES.

See Note 5 for Registration Rights liquidated damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim condensed consolidated financial statements as of October 31, 2008 and the January 31, 2008 audited consolidated financial statements included in our January 31, 2008 Form 10-KSB.

Overview

          Our revenue has been derived from two sources, which include:

  Direct auto sales and related financing (Carbiz Auto Credit centers) through our self provided on-site specialty finance business at 26 company owned locations; and

  Software product and support sales and business model consulting services through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services. The software division was sold on July 2, 2008 and as of July 1, 2008, our ongoing revenue stream consists of new sales and monthly revenue from consulting products, training products, Buy Here- Pay Here performance groups, seminars, other one time dealer assistance, and supply sales.

          Historically, we have been a software company that has also offered business model consulting services to the North American automobile industry. In May 2004, we entered the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.

          Over the past twelve months we have experienced significant changes in every area of our operations. In October 2007, we began a process of significant change through the acquisition of a large Midwestern chain of automobile dealerships and a portfolio of associated consumer loans. Subsequently, in December, we purchased an additional portfolio of consumer loans and opened our first “Supercenter” in Houston, Texas. In July 2008 we sold our software operations and retained our business model consulting services.

          We currently operate a chain of 26 used car stores that sell used cars and trucks and originate loans for consumers with poor credit. We hold the consumer notes generated by the loans as assets and pledge them as collateral to secure our obligations under our senior debt facility.

          In terms of our existing consulting business, our substantial customer base of consulting clients continues to grow organically and provides both a stable revenue base of monthly support and continuing opportunities for providing additional consulting services to those dealers. During the nine months ended October 31, 2008, we introduced several new consulting products including seminar and training products that are approved by and marketed in conjunction with state dealer associations and other dealer groups, and Performance Groups, a new form of dealer 20 Group (moderated groups of similar but geographically separated dealers who exchange financial and operational information) structured specifically for the Buy Here-Pay Here dealer market. Initial acceptance of the Performance Group product has been outstanding, with over 65 dealer locations enrolled in groups, with over $76,000,000 total loan portfolio balances.

Critical Accounting Policies

Revenue Recognition

          Our revenue is derived from the sale and financing of used vehicles to consumers and the sale of consulting services to dealers in the automobile industry. The sale of vehicles is recognized once the customer takes delivery and title has passed to the customer. In the case of financing of sold vehicles, the interest is recognized over the term of the loan, which range from 80 weeks to 48 months, based on the principal outstanding at the time. Interest accrued is suspended on non-performing loans. A loan is considered non-performing and pending charge off after the loan is delinquent for 60 days.

          For all non-software or non-software related revenue, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition”. Consulting services revenue is recognized when a signed contract has been executed, the services have been delivered, obligations have been fulfilled and collection is probable.

          Prior to the sale of our software operations, we recognized revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by Statement of Position 98-9 for all software or software related revenue. Our revenue from licenses is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable and when all significant obligations have been fulfilled.

Use of Estimates

          In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, our management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue, derivative financial instruments and other share based payments.

Share-Based Compensation

          All share-based payments (stock options and stock grants) to employees are recognized based upon their fair value at the date of grant in accordance with Financial Accounting Standard 123R “Share Based Payments” and SEC Staff Accounting Bulletin No. 107.

Convertible debentures and Derivative Liabilities

          We account for convertible debentures, warrants and other embedded features issued in connection with financing arrangements in accordance with Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activity” (FAS 133) and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants and embedded features is required to be classified as a derivative liability. Per FAS 133, we account for bifurcated embedded features at fair value and classify such instruments as derivative liabilities. Derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

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

Three Month Financial Information

          The following summary of selected financial information for the three month period ended October 31, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements, including the notes thereto as of and for periods ended October 31, 2008 and 2007.

Three months ended October 31, 2008 compared to the three months ended October 31, 2007

	October	% of	October	% of
	2008	Revenue	2007	Revenue
Revenue	$13,883,243	100.0	$1,407,554	100.0
Cost of sales	8,303,850	59.8	834,177	59.3
Gross profit	5,579,394	40.2	573,377	40.7
Operating expenses	6,860,021	49.4	1,668,164	118.5
Operating income (loss)	(1,280,628)	(9.2)	(1,094,787)	(77.8)
Interest and other expense	(3,037,922)	21.9	(595,542)	42.3
Loss on derivative instruments	(287,417)	2.0	(656,350)	46.6
Loss on debt extinguishment	(1,205,720)	8.7	-	-
Write-off of deferred loan costs	-	-	(409,533)	29.1
Minority interest in losses	-	-	10,687	0.8
NET LOSS	$(5,811,687)	(41.8)	$(2,745,525)	(195.1)
Loss per common share	$(0.08)		$(0.04)

Revenue

          In the three months ended October 31, 2008, our revenues increased by $12,475,689 compared to the same period ended October 31, 2007. This was primarily due to our acquisition of a number of buy-here-pay-here credit centers. Our Carbiz Auto Credit locations that were in operation during the third quarter of 2007 had total sales during the three months-ended October 31, 2008 of $419,320 compared to the previous periods sales of $252,830. Our new Midwest locations acquired October 1, 2007 provided $12,037,016 of sales and our Houston location provided $1,314,458 of sales. Our consulting products group had sales of $112,449 during the three months ended October 31, 2008 as compared to $575,533 during the same period ended October 31, 2007 as a result of the sale of our software operations on July 2, 2008.

          In the three months ended October 31, 2008, we sold 1,055 cars compared to 946 cars during the three months ended July 31, 2008, an increase of 11.5% from the previous three months. Total revenue from car sales during the three months ended October 31, 2008 was $13,770,793 compared to $6,909,797 during the three months ended July 31, 2008, an increase of 99.3% . This was a result of an increase in both the total cars sold and the average selling price per car, which was $11,008 and $6,910 during the three months ended October 31, 2008 and July 31, 2008, respectively, an increase of $4,098 per car.

          Interest income for the three months ended October 31, 2008 increased by $888,582 compared to the previous year’s three month period, due to a full year of operations of the acquired Midwest buy-here-pay-here credit centers and the acquisition of the Houston portfolio. Our Midwest and Florida locations provided $1,071,731 of interest income for the three months ended October 31, 2008, and our Houston location provided $396,042 of interest income for such period.

Cost of Sales

          Our cost of sales expense increased by $7,469,673 for the three months ended October 31, 2008, compared to the previous year’s three month period. Carbiz Auto Credit operations cost of sales increased by $7,606,864, due to our Midwest and Houston locations. Our software and consulting products cost of sales expense decreased $137,190 during the three months ended October 31, 2008 due to the sale of the software operations on July 2, 2008, primarily due to decreased personnel expense.

Expenses

          For the three months ended October 31, 2008, our personnel expenses increased by $274,143 compared to the previous year’s three month period. This was due to the additional corporate staff to support the acquired Midwest and Texas locations. Selling expenses increased for the three months ended October 31, 2008 by $174,246 due to additional advertising to support the Midwest and Texas locations. Professional fees decreased by $69,210 as a result of professional fees in the prior year period associated with the negotiation and execution of financing agreements. Other operating expenses increased by $93,704 during the three month period ended October 31, 2008, due to the general office, and other expenses incurred by the acquired Midwest and Texas locations.

          The additional Midwest and Texas locations have required a moderate investment in fixed assets and as a result, depreciation expense increased for the period by $10,727 which is included in the condensed consolidated statements of operations.

Bad Debt Expense

          For the three months ended October 31, 2008, the total amount of loans charged off to bad debt was $3,030,393 compared to $3,010,213 for the three months ended July 31, 2008, which primarily related to our CarBiz Auto Credit loan portfolio Additional non-performing portions of the portfolios acquired in the Midwest and Texas in 2007 were charged off during the period, and we expect that the remaining acquired loans will perform to the level of new loans written with our underwriting standards.

          At October 31, 2008, approximately three fourths of our total Midwest portfolio consists of loans that have been originated since the acquisition. During the three months ended October 31, 2008, $933,218 of the acquired portfolio was charged off compared to $1,225,906 for the three months ended July 31, 2008, and $1,045,518 of the portfolio originated by us was charged off compared to $697,173 during the three months ended July 31, 2008. The Texas portfolio at October 31, 2008 is approximately 89% acquired loans since new loans are originated only from one location. During the three months ended October 31, 2008, $1,264,060 of the acquired portfolio was charged off compared to $913,070 during the three months ended July 31, 2008.

Interest Expense

          Our interest expense and other expenses increased by $2,442,380 for the three months ended October 31, 2008, compared to the previous year’s three month period, as a result of the issuance of the four convertible debentures during the prior fiscal year and the increase in the outstanding balances of various credit facilities to support our Midwest and Texas operations. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest and Texas locations. We anticipate our interest expense will increase over this and subsequent years while the convertible debentures remain outstanding and as we borrow additional funds to finance additional inventory and customer loans.

Gain/Loss on Derivative Instruments

          For the three months ended October 31, 2008, we incurred a non-cash loss of $287,417 as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the three months ended October 31, 2007 we incurred a non-cash loss of $656,350 including day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

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

          Total consulting sales during the three months ended October 31, 2008 decreased from the prior year’s three month period by $463,084. The three month period this year included no software revenue as compared to three month’s revenue in the same period last year.

Bad Debt Provision

           As of October 31, 2008, the total Carbiz Auto Credit loan portfolio was $33,701,431. The allowance for doubtful accounts at the same date was $7,496,567 for the vehicle loan portfolio and $1,198 for software and consulting business for a total of $7,497,765.

          After the acquisition of the Midwest and Houston portfolios, we determined that since our historical portfolio of approximately $750,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply a percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

          It is not reasonable to expect that the acquired portfolio will perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better than the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic except in Houston. Those factors led to the application of a 20% reserve calculation on the total balance of the Florida and Midwest originated and the Midwest acquired portfolio. A number of loans have recently been placed in pending repossession status in the Houston portfolio, with a total balance of $738,371. After deducting that amount from the portfolio total, a factor of 21% was applied to calculate the reserve for the balance of the Houston portfolio. The total reserve calculated for the Houston portfolio includes the specific amount of $738,371 plus the calculated reserve on the balance of the portfolio. These percentages are in line with industry averages, but will be re-evaluated with more experience in collection results.

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

Nine Month Financial Information

          The following summary of selected financial information for the nine month periods ended October 31, 2008 and 2007 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements, including the notes thereto, as of and for periods ended October 31, 2008 and 2007.

Nine months ended October 31, 2008 compared to the nine months ended October 31, 2007

			October
	October	% of	2007	% of
	2008	Revenue		Revenue
Revenue	$31,590,462	100.0	$3,231,530	100.0
Cost of sales	18,479,225	58.5	1,768,971	51.2
Gross profit	13,111,238	41.5	1,462,559	48.8
Gain on debt forgiveness	-	-	391,337	21.5
Operating expenses	15,611,246	49.4	3,910,962	121.0
Operating loss	(2,500,008)	(7.9)	(2,057,066)	(63.7)
Interest expense	(6,822,286)	21.6	(834,479)	25.8
Gain (loss) on derivative instruments	3,758,246	11.9	(1,408,092)	(43.5)
Loss on debt extinguishment	(1,205,720)	3.8	-	-
Gain on sale of software division	2,514,229	7.9	-	-
Write-off of deferred financing costs	-	-	(409,533)	12.7
Minority interest income (loss)	-	-	11,721	0.4
NET INCOME (LOSS)	$(4,255,539)	13.5	$(4,697,449)	(145.4)
Income (loss) per common share	$(0.06)		$(0.08)

Revenue

          In the nine months ended October 31, 2008, our revenues increased by $28,358,932 compared to our nine-month period ended October 31, 2007. This increase was due to our acquisition of a number of buy-here-pay-here credit centers. Our Carbiz Auto Credit locations that were in operation during the nine months ended October 31, 2007 had total sales during the nine months ended October 31, 2008 of $976,271 compared to the previous period’s sales of $521,320. Our new Midwest locations acquired October 1, 2007 provided $25,786,891 of sales and our Houston location provided $3,726,592. Our software and consulting products had sales of $1,100,708 for the nine months ended October 31, 2008 compared to $1,767,186 for the same period ended October 31, 2007 as a result of the sale of the software operations on July 2, 2008.

          Interest income for the nine months ended October 31, 2008 increased by $4,156,715 compared to the previous year’s nine month period, primarily due to the acquisitions of buy-here-pay-here credit centers and the related loan portfolios. Interest income from our three original Carbiz Auto Credit locations during the nine months ended October 31, 2008 was $84,824 compared to the previous year’s nine month period of $59,436. Our Midwest locations acquired October 1, 2007 provided $2,974,269 of interest income for the nine months ended October 31, 2008, and our Houston location provided $1,717,810 of interest income for such period.

Cost of Sales

          Our cost of sales expense increased by $16,710,254 for the nine months ended October 31, 2008, compared to the same period ended October 31, 2007. Carbiz Auto Credit operations cost of sales increased by $16,653,964 due to the addition of our Midwest and Houston locations. We anticipate that our cost of sales expense will continue to increase as we experience full fiscal year operations from the newly acquired credit centers. Our software and consulting products cost of sales expense increased $56,290 during the nine months ended October 31, 2008 due to the sale of the software operations on July 2, 2008.

Expenses

          For the nine months ended October 31, 2008, our personnel expenses increased by $1,037,149 compared to the previous year’s nine month period. This was due to the additional corporate staff to support newly acquired Midwest and Texas locations. Selling expenses increased for the nine months ended October 31, 2008 by $381,256 due to additional advertising to support the Midwest and Texas locations. Professional fees increased by $66,045 due to increased audit and legal costs related to the increase in company size, maintenance of lines of credit and floor plans, and registration of shares in support of various debenture financings. Other operating expenses increased by $1,356,596 during the nine month period ended October 31, 2008, due to the general office, rent expense and other expenses incurred by the acquired Midwest and Texas locations.

Bad Debt Expense

          For the nine months ended October 31, 2008, the total amount of loans charged off to bad debt was $9,121,676, which primarily relates to our CarBiz Auto Credit loan portfolio. Non-performing portions of the portfolios acquired in the Midwest and Texas in 2007 were charged off during the period, while we expect that the remaining acquired loans may not perform to the level of new loans written with our underwriting standards. At October 31, 2008, approximately three fourths of our total Midwest portfolio consists of loans that have been originated since the acquisition. During that period, $4,229,189 of the acquired portfolio was charged off and $1,662,301 of the portfolio originated by us was charged off. The Texas portfolio at October 31, 2008 is approximately 89% acquired loans since new loans are originated only from one location. During the nine month period ended October 31, 2008, $2,774,314 of the acquired loans was charged off and $7,933 of the portfolio originated by us was charged off.

          The total amounts charged off during the period ended October 31, 2008 resulted in total bad debt expense of $8,863,710 and an ending balance in our bad debt reserve of $7,497,765 (including $1,198 related to software and consulting) (See Note 2).

Interest Expense

          Our interest expense increased by $5,987,807 for the nine months ended October 31, 2008, compared to the same period ended October 31, 2007, as a result of the convertible debentures and the line of credit. We anticipate our interest expense will increase over this and subsequent years related to the amortization of discounts on Trafalgar Debentures and as we borrow additional funds under credit facilities.

Gain/Loss on Derivative Instruments

          For the nine months ended October 31, 2008, we incurred a non-cash gain of $3,758,246 as a result of the fair value adjustment of outstanding derivative instruments which are based primarily on the fluctuations in our stock price. For the same period ended October 31, 2007, we incurred a non-cash loss of $(1,408,092) including day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instruments of the derivative liabilities, and related warrants remain outstanding.

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

          Total software and consulting sales during the nine months ended October 31, 2008 decreased from the prior year’s nine month period by $666,478. The nine month period this year included only five months of software revenue as compared to the nine months revenue in the same period last year.

          Our consulting services help to interpret dealer performance data and provide advice, as well as industry benchmarks, to help dealers improve results. Our consulting focuses on implementing a data tracking product that automates some data analysis, creates a recurring revenue stream and facilitates additional consulting services.

Bad Debt Provision

           As of October 31, 2008, the total Carbiz Auto Credit loan portfolio was $33,701,431. The allowance for doubtful accounts at the same date was $7,496,567 for the vehicle loan portfolio and $1,198 for software and consulting business for a total of $7,497,765.

          After the acquisition of the Midwest and Houston portfolios, we determined that since our historical portfolio of approximately $750,000 in our Florida stores is now a very small percentage of the total portfolio, it is appropriate to apply a percentage to the entire portfolio rather than use a different method on that portion of the portfolio.

          It is not reasonable to expect that the acquired portfolio will perform as well as if we had originated every loan. Therefore, we have determined that a percentage above our own historical level, but better than the industry average, is appropriate for the reserve calculation going forward. In addition, because of the large number of accounts and physical locations, we also determined that identifying all pending repossessions at the reporting date was unrealistic except in Houston. Those factors led to the application of a 20% reserve calculation on the total balance of the Florida and Midwest originated and the Midwest acquired portfolio. A number of loans have recently been placed in pending repossession status in the Houston portfolio, with a total balance of $738,371. After deducting that amount from the portfolio total, a factor of 21% was applied to calculate the reserve for the balance of the Houston portfolio. The total reserve calculated for the Houston portfolio includes the specific amount of $738,371 plus the calculated reserve on the balance of the portfolio. These percentages are in line with industry averages, but will be re-evaluated with more experience in collection results.

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

Depreciation and amortization

          Our depreciation and amortization expense for the nine months ended October 31, 2008 was $107,511 as compared to $55,747 for the nine month period ended October 31, 2007. This increase is a result of capital additions related to our newly acquired Midwest and Houston locations and the April, 2008 relocation of our corporate offices in Florida.

Liquidity and Capital Resources

          As of January 31, 2008 and October 31, 2008, we had $1,141,271 and $557,831, respectively, in cash and cash equivalents. During the nine month period ended October 31, 2008, we increased our accounts payable and accrued liabilities by $1,122,886, which totaled $4,201,446 at October 31, 2008. During the nine months ended October 31, 2008, we made capital lease payments totaling $6,234.

          During the nine months ended October 31, 2008, we issued approximately 597,868 shares at conversion prices ranging from $0.1105 to $0.1488 in a series of Trafalgar convertible debenture conversions. Accordingly, no future cash will be required to pay off this portion of the debentures.

          On September 15, 2008, the Company entered into an agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which revised the principal and interest payment schedules for certain of the outstanding Secured Convertible Debentures issued by the Company to Trafalgar. Under this agreement, we issued 2,500,000 shares to cancel 6,500,000 outstanding warrants for the Trafalgar convertible debentures. We also issued 4,000,000 shares to Trafalgar as a forbearance fee for delay of payments.

          The Company’s primary lender, SWC Services, LLC, has ceased funding advances under the Loan Agreement between it and the Company as a result of SWC Services’ bankruptcy on October 20, 2008. The Company has ceased depositing into bank accounts controlled by SWC the proceeds from the sale of automobiles and monies received from customers who have financed the purchase of their vehicles through loans from the Company, as required under the SWC loan agreement, and is using such funds to meet obligations to its employees and vendors. However, the amount of such funds is insufficient for the Company to replenish its vehicle inventories at its dealerships and, as a result, revenues from the sales of vehicles have declined substantially since early October and are expected to continue to decline until new financing can be obtained.

          The Company’s ability to continue its operations is dependent upon its ability to obtain new financing to replace the Company’s credit facilities with SWC.  The Company and the bankruptcy trustee are negotiating regarding the control of funds received by the Company and the terms under which SWC and the Company will terminate the credit facilities and pay off the outstanding indebtedness.  As a result of the bankruptcy process and the subsequent delay in processing, titles to vehicles sold by the Company since the beginning of October, 2008 were not released to the Company on a timely basis.  The Company and the bankruptcy trustee have negotiated a process regarding the release by the trustee of titles to sold cars and paid off loans on a normal daily basis.  To date, most such titles have been released to the purchasers of the vehicles and the remainder is in process.  Most states’ laws provide the purchaser with a right to rescind the purchase should the title of a sold car or the title of a paid off car not be released to the purchaser on a timely basis.  Under the laws of certain states in which the Company does business, the failure to deliver the vehicle title after purchase can also subject the Company to fines and a revocation of its license to do business in the state.

          In the event that SWC trustee attempts to foreclose on the collateral pledged under the Loan Agreement, which is all of the assets of the Company, the Company intends to challenge such foreclosure through all appropriate means. There can be no assurance of the likelihood of success to such challenge. At October 31, 2008, there was a total balance of $41,287,764 borrowed under the SWC credit facilities.

          The Company is presently discussing various financing alternatives with a number of sources. However, the recent worldwide financial and credit crises have strained investor liquidity and contracted credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful and, if it does, that the Company will achieve profitable operations. The Company is unlikely to be able to continue its operations if it is unable to obtain new financing in the very near future.

          As of October 31, 2008, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to Five	Greater than
	One Year	Years	Years	Five Years	Total
Operating Leases	$1,539,598	$1,858,090	$728,974	$939,750	$5,066,412
Capital Leases	4,491	-	-	-	4,491
Long-Term Debt	41,287,764	-	-	-	41,287,764
Convertible Debentures	5,840,442	97,000	-	-	5,937,442
Interest	448,847	10,841	-	-	459,688
	$49,121,142	$1,965,931	$728,974	$939,750	$52,755,797

Off-Balance Sheet Arrangements

          As of October 31, 2008, we do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Disclosure Controls

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures include without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. No changes in our internal control over financial reporting occurred in our existing operations during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

          Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

          The Company’s senior lender has ceased providing funds to the Company, and the Company’s failure to obtain new financing will affect its ability to continue its operations.

          The Company’s primary lender, SWC Services, LLC, has ceased funding advances under the Loan Agreement between it and the Company as a result of SWC Services’ bankruptcy on October 20, 2008. The Company has ceased depositing into bank accounts controlled by SWC the proceeds from the sale of automobiles and monies received from customers who have financed the purchase of their vehicles through loans from the Company, as required under the SWC loan agreement, and is using such funds to meet obligations to its employees and vendors. However, the amount of such funds is insufficient for the Company to replenish its vehicle inventories at its dealerships and, as a result, revenues from the sales of vehicles have declined substantially since early October and are expected to continue to decline until new financing can be obtained.

          The Company’s ability to continue its operations is dependent upon its ability to obtain new financing to replace the Company’s credit facilities with SWC.  The Company and the bankruptcy trustee are negotiating regarding the control of funds received by the Company and the terms under which SWC and the Company will terminate the credit facilities and pay off the outstanding indebtedness.  As a result of the bankruptcy process and the subsequent delay in processing, titles to vehicles sold by the Company since the beginning of October, 2008 were not released to the Company on a timely basis.  The Company and the bankruptcy trustee have negotiated a process regarding the release by the trustee of titles to sold cars and paid off loans on a normal daily basis.  To date, most such titles have been released to the purchasers of the vehicles and the remainder is in process.  Most states’ laws provide the purchaser with a right to rescind the purchase should the title of a sold car or the title of a paid off car not be released to the purchaser on a timely basis.  Under the laws of certain states in which the Company does business, the failure to deliver the vehicle title after purchase can also subject the Company to fines and a revocation of its license to do business in the state.

          In the event that SWC trustee attempts to foreclose on the collateral pledged under the Loan Agreement, which is all of the assets of the Company, the Company intends to challenge such foreclosure through all appropriate means. There can be no assurance of the likelihood of success to such challenge. At October 31, 2008, there was a total balance of $41,287,764 borrowed under the SWC credit facilities.

          The Company is presently discussing various financing alternatives with a number of sources. However, the recent worldwide financial and credit crises have strained investor liquidity and contracted credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful and, if it does, that the Company will achieve profitable operations. The Company is unlikely to be able to continue its operations if it is unable to obtain new financing in the very near future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trafalgar agreement

          On September 15, 2008, the Company issued 2,500,000 shares to Trafalgar in exchange for the cancellation of all outstanding warrants to purchase the common stock of the Company previously held by Trafalgar. In addition, the Company issued 4,000,000 shares to Trafalgar as a forbearance fee for delay of payments due under the Senior Convertible Debentures issued to Trafalgar.

Conversion of October 1, 2007 convertible debentures

          On September 12, September 22, and October 3, 2008, holders of certain of the Company’s October 1, 2007 convertible debentures converted an aggregate of $703,000 principal and $78,375 of accrued interest due under the debentures into 11,432.792 shares of common stock of the Company. Conversion prices ranged from $0.051 to $0.085. All such holders are members of the board of directors or senior management of the Company or members of their immediate families.

Warrants exercised

          On October 3, 2008, two warrants issued as part of the October 1, 2007 convertible debenture were exercised for 66,666 shares. The first warrant was for 33,333 shares at $0.01 and the second warrant was for 33,333 shares at $0.10. The warrant holder was a member of the board of directors. Company received proceeds of $3,667 which were used for general operations.

          All of the securities described above were issued by us in a transaction that was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and the recipients are accredited investors with access to all relevant information necessary to evaluate the investment and represented to us that the securities were being acquired for investment.

Item 3. Defaults Upon Senior Securities

          As a result of the failure of the Company’s primary lender, SWC Services, LLC, to provide funding under the Loan Agreement between it and the Company as a result of the bankruptcy of SWC Services, the Company ceased depositing into bank accounts controlled by SWC the proceeds from the sale of automobiles and monies received from customers who have financed the purchase of their vehicles through loans from the Company, as required under the SWC loan agreement, and is using such funds to meet obligations to its employees and vendors. This constitutes an event of default under the Loan Agreement.

          The Company’s ability to continue its operations is dependent upon its ability to obtain new financing to replace the Company’s credit facilities with SWC. The Company and the bankruptcy trustee are negotiating regarding the control of funds received by the Company and the terms under which SWC and the Company will terminate the credit facilities and pay off the outstanding indebtedness.

          In the event that SWC trustee attempts to foreclose on the collateral pledged under the Loan Agreement, which is all of the assets of the Company, the Company intends to challenge such foreclosure through all appropriate means. There can be no assurance of the likelihood of success to such challenge. At October 31, 2008, there was a total balance of $41,287,764 borrowed under the SWC credit facilities.

          The Company is presently discussing various financing alternatives with a number of sources. However, the recent worldwide financial and credit crises have strained investor liquidity and contracted credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful and, if it does, that the Company will achieve profitable operations. The Company is unlikely to be able to continue its operations if it is unable to obtain new financing in the very near future.

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

CARBIZ INC.

Date: December 10, 2008	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)