Form 10-K
period 2009-01-31
CARBIZ INC
filed 2009-04-24
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, indefinitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31,
2008, was US $5,308,368.

The number of shares outstanding of the registrant’s common stock as of April 22, 2009, was 103,579,981 shares.

CARBIZ INC.

FORM 10-K
For the Year Ended January 31, 2009

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

          We currently operate one wholly-owned subsidiary in the United States, Carbiz USA Inc., which is incorporated in the State of Delaware. Carbiz USA Inc. also has nine operating subsidiaries in the United States, Carbiz Auto Credit, Inc., Carbiz Auto Credit AQ, Inc., Texas Auto Credit, Inc, Carbiz Auto Credit JV1, LLC, Carbiz Auto Credit IN1, Inc., Carbiz Auto Credit IN2, Inc., Carbiz Auto Credit IN3, Inc., Carbiz Auto Credit IN4, Inc., and Carbiz Auto Credit NE, Inc., all of which are incorporated in the State of Florida.

           On February 25, 2005, we entered into a joint venture agreement with an entity controlled by one of our directors for ownership of a 50% interest in Carbiz Auto Credit JV1, LLC, a limited liability company formed in Florida. On December 24, 2007, we acquired the remaining 50% interest in Carbiz Auto Credit JV1, LLC, which is now a wholly owned subsidiary of Carbiz USA Inc. All of the subsidiaries of Carbiz USA Inc. are in the consumer used auto sales and finance and leasing business.

          Our Canadian registered office is located at 180 Lesmill Rd, Toronto, Ontario, M3B 2T5. Our principal office is located at 7115 16th Street E, Sarasota, Florida 34243. Our telephone number is (941) 952-9255.

Our Businesses

          We are a provider of specialty consumer financing products as well as training and consulting services to the automotive dealer on-site financing industry in the United States. Since our founding in 1995, we have served numerous new and used car dealerships of all sizes and in many geographic areas. We have been and continue to be focused on Buy Here-Pay Here (“BHPH”) dealerships, which are automotive dealers who use their own money to finance vehicles for customers with sub-standard or poor credit. In our fiscal year 2010 and in conjunction with our new financing of our automobile floor plan debt and financing receivables, we have converted some of our Buy Here-Pay Here stores to a Lease Here-Pay-Here (“LHPH”) concept. This concept is similar to BHPH with the exception that the customer is leasing the car not purchasing it. We feel that this offering can attract new customers and fill a need in the market. In addition to offering LHPH at some of our stores, during our fiscal year 2010 we converted a portion of our existing BHPH loan portfolio to LHPH contracts as a requirement of our new financing with Dealer Services Corporation.

          In addition to continuing to grow our training and consulting business, the main thrust of our expansion strategy has been establishing our own group of on-site auto finance credit centers in order to capitalize on our knowledge and experience in this area. We opened our first “Carbiz Auto Credit” finance center in Palmetto, Florida on May 10, 2004. We opened our second credit center in St. Petersburg, Florida in November 2004, and we opened our third credit center, a joint venture location which is now a wholly owned subsidiary, in Tampa, Florida in May 2006. On October 1, 2007, we acquired substantially all of the assets and ongoing operations of 26 credit center locations in the Midwest, 3 of which were subsequently merged into nearby locations. We also merged one of our Florida credit centers into the other Florida locations. On December 24, 2007, through a newly formed wholly-owned subsidiary, Texas Auto Credit, Inc., we acquired assets located in Houston, Texas, from AGM, LLC, including used automobile and light truck loans and an inventory of used automobiles and light trucks. In conjunction with the asset acquisition, we opened our first store in Houston, Texas in December, 2007.

          As a result of these acquisitions, we now operate a total of 26 Carbiz Auto Credit locations in nine states. We believe the favorable economic and market opportunity in the BHPH and LHPH industries and our prior knowledge and expertise advising automobile dealerships in this industry positions us to be competitive in the market.

           On July 2, 2008, the Company sold certain of its assets related to the software operations to Constellation Homebuilder Systems Inc., a Delaware corporation, and Constellation Homebuilder Systems, Corp., a corporation incorporated under the laws of the Province of Ontario (together, “Constellation”). The assets sold included, receivables, fixed assets and the assumption of certain software related liabilities by Constellation. All rights to the source code of all software products previously sold by the Company were conveyed to Constellation under the agreement, including the customer base and all ongoing revenue derived from the software as of July 1, 2008. The Company retained the consulting portion of this division and intends to continue to operate and grow its operations.

          In January 2009, we executed amendments to our existing floor plan and receivables debt. The amendments to our debt agreements included a restructuring of our debt and changes in the senior lender. See Footnotes 6 and 10 to our consolidated financial statements and Management’s Discussion and Analysis- Liquidity for further discussion.

Carbiz Auto Credit

          Our “credit center” is a used automobile dealership that offers financing on-site to customers with poor credit through the utilization of our Dealer Controlled Financing (DCF) business model. The scalable business model leverages our industry expertise and proprietary underwriting and collection processes. After several years of operation of our initial locations in Florida, we acquired the auto loan portfolio and ongoing operations of 26 credit center locations in the Midwest, with approximately 6000 loans in the portfolio. The locations include eight locations in Illinois, seven locations in Indiana, one location in Ohio, one location in Kentucky, two locations in Iowa, three locations in Nebraska, and four locations in Oklahoma. Subsequently, two locations in Illinois, one location in Nebraska and one location in Florida were merged into nearby locations.

          The December 2007 Texas asset acquisition from AGM, LLC included a portfolio of approximately 1445 used automobile and light truck loans and an inventory of 245 used automobiles and light trucks. The Houston, Texas facility is significantly larger than our existing locations with enhanced service operations, collections and sales departments.

The Buy Here-Pay Here and Lease Here-Pay Here Industry

          Buy Here-Pay-Here and Lease Here-Pay-Here are the common terms for automobile dealers who use their own money to finance and lease vehicles for customers. The terms developed because the customer makes their car or lease payment in person, at the same lot where they bought or leased the vehicle. The customers of these dealers are people who have poor or badly impaired credit histories, thus making conventional financing and even sub-prime financing unavailable to them. This includes customers with bankruptcies, who are delinquent or who have defaulted on prior loans. They generally have low-paying jobs and a history of not paying their bills. Nevertheless, all of these people typically need a car to get to work and for other basic transportation needs.

          Although the BHPH and LHPH business looks like the retail automobile sales and lease business on the surface, it is, in fact, a “finance and collections” business. Successful BHPH and LHPH dealers have developed ways to ensure collections of not only of their costs, but most of their profit as well.

          The reason BHPH and LHPH dealers can operate profitably with this class of customer is that they have developed business practices which allow them to collect sufficient amounts of money to cover their charge-off losses and generate a profit. Some of the procedures these dealers have developed to ensure this are:

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

          We believe that if managed properly, the BHPH and LHPH business can be profitable. Further, we believe that we have gained significant knowledge, data and expertise through our years of training others to successfully start and operate these types of businesses. The operating losses realized in the fiscal years 2008 and 2009 are primarily due to the costs of consolidating our acquisitions and the high charge off rates of the acquired portfolios, followed by the bankruptcy of our senior lender in October 2008. With the completion of our new financing in February 2009 and the resumption of normal sales activity, it is our expectation that fiscal year 2010 will produce positive growth and improved operating results.

Markets

          As a result of changing demographics and a growing segment of the population with declining credit worthiness, we believe that the need for BHPH and LHPH dealerships continues to grow. Many new car or franchise dealers are entering the on-site self funded finance market as a way to increase their business by capturing the customer that could not be financed through normal prime or sub-prime channels offered by the dealer. This vertical integration also applies to the use of inventory by making older trade in vehicles that would otherwise be disposed of wholesale available for sale or lease to the un-bankable customer, providing a higher margin on that vehicle.

          To date, we have opened three Carbiz Auto Credit centers in the State of Florida, acquired and operated 23 Carbiz Auto Credit centers in eight Midwest states, and acquired a portfolio of loans with the opening of our location in Houston, Texas. It is our intent to complete the integration of these credit centers, to refine the sales, leases and underwriting procedures at the acquired locations, and to continue to enhance sales, leases and collection results at each location.

Sales and Marketing

          Each credit center location conducts local advertising and marketing within its market area. Print advertising is placed in local auto shopper type publications as well as local general advertising type papers. Marketing flyers are also placed in local businesses where the appropriate demographic customer would be present, such as convenience stores, laundromats and check cashing locations. We also provide a referral fee to our current customers when one of their referrals purchases or leases a vehicle from us.

Competition

          Competition in the used automobile retail, lease and finance industries is intense and highly fragmented. Although the range of possible points of purchase include other similar used car dealerships that offer on-site financing, the used vehicle retail operations of franchised automobile dealerships, independent used vehicle dealers, and individuals who sell used vehicles in private transactions, we believe that the actual competition for our Carbiz Auto Credit Centers lies only with other similar used car dealerships that offer on-site (BHPH and LHPH) financing.

Government Regulations and Industry Standards

          Our operations are subject to regulation, supervision and licensing under various United States federal, state and local statutes, ordinances and regulations.

          With respect to the financing services and leasing services that we provide through our credit centers in the states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders, leases and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights. We are also subject to periodic examination by applicable state regulatory authorities.

          We are also subject to extensive United States federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan or lease. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act, which requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

          We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations.

Dealer Business Model Consulting

•

BHPH and LHPH Business Model Consulting – Our consulting business model and related products focus on assisting our dealers with the successful operation of an on-site self funded auto financing business. Our consultants have extensive knowledge and practical experience in finance and insurance, sub-prime finance and the BHPH business. Dealers can choose from various products, including:

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

	•	On-site Consulting – Provides dealers with an on-site review of sales and collections policies and procedures including the presentation of a written summary of recommendations by a Carbiz consultant.

	•	Training – Provides dealers with a manager training class and an associate training class held at the Carbiz facility in Sarasota, Florida.

          Our consulting services assist in interpreting the data and provide advice, as well as industry benchmarks, to help dealers improve results. Our consulting focuses on implementing a data tracking product that automates some data analysis, creates a recurring revenue stream and facilitates additional consulting services. Our consultants also provide consulting services to our own lots, as they would to outside customers.

          We offer two levels of consulting services targeted mainly to the dealer who provides self-funded, on-site auto financing (BHPH and LHPH). The standard package includes unlimited manager training, unlimited “800” number technical support, a monthly benchmarking report of composite data from dealerships, and one training conference per year. The premier package includes the above mentioned items, plus it also includes a weekly faxed performance report based on download and analysis of the client’s data. Our consultants provide telephone consultation to discuss the report and provide guidance on areas where improvements could be made. We also may provide customized trend analysis on specialized issues in addition to onsite visits by our consultants. Each visit includes a top-to-bottom audit of sales, operations, procedures, marketing activities, inventories, computer systems and financial results.

Markets

          The primary market for our services is the automotive retail industry in North America, with a direct focus on the on-site self funded financing (BHPH and LHPH) segment. According to an annual summary of industry data published in May 2008 by NADA, it is estimated that new car dealers generated approximately $693 billion in sales in the United States in 2007. Further, according to this same source, there are approximately 20,770 franchised automotive dealers in the United States, of which a significant number engage in BHPH and LHPH automobile sales and lease. We consider all these dealers as potential customers.

Sales and Marketing

          Sales consulting products are conducted by our consulting staff located at our corporate office in Sarasota, Florida. Our consulting staff is responsible for responding to sales leads generated from our marketing activity, explaining products and services, demonstrating products, following-up with customers, and closing orders.

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

Proprietary Rights

          Carbiz Inc. has registered the trademark and service mark of “Carbiz.com” in Canada and the United States.

Employees

          We have approximately 160 full-time employees and no part-time employees.

Item 1A. Risk Factors

Risks Related to Our Credit Center Business

Our lending to sub-prime borrowers may result in our financial position, liquidity and results of operations being adversely affected if we underestimate the default risk of these borrowers.

          With our credit center business, we focus on serving customers with poor credit. These customers, often referred to as “sub-prime borrowers,” are individuals who have poor or badly impaired credit histories that make conventional financing unavailable to them. These individuals often have suffered multiple bankruptcies and have defaulted accounts with previous lenders. Further, these individuals typically have low-paying jobs, no health insurance, and a history of not paying their bills timely. Sub-prime borrowers typically have higher-than-average delinquency and default rates. As a result, our risk management policies and procedures may not effectively manage the risks associated with lending to these borrowers. In the event that we underestimate the default risk of these borrowers, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our financial condition and operating results.

          We maintain an allowance for loan and lease losses in an attempt to cover credit losses inherent in our loan and lease portfolio. The allowance for credit losses is based primarily upon our historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. These adjustments could affect our results of operations and financial condition, as well as our access to credit under our senior credit facility.

General economic conditions, which are beyond our control, could have an adverse impact on our financial position, liquidity and results of operations.

          During periods of economic slowdown or recession, such as the United States economy is currently and has at other times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales.

          Alternatively, an economic recession could lead to an increase in consumer demand for lower priced used cars and trucks, such as those typically sold by us, leading to an increase in the prices for such vehicles at the wholesale level as well as a decrease in the supply of such vehicles, which could cause an increase in our costs and a reduction in our sales due to lack of inventory.

          Because the focus of our credit center business will be on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. The risk management policies and procedures employed to manage the higher risk inherent in loans and leases made to sub-prime borrowers may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also have a material adverse effect on our financial position, liquidity and results of operations.

We may not be able to compete successfully in the used automobile retail or lease industry.

          Competition in the used automobile retail and lease industry is intense and highly fragmented. We compete with other similar used car dealerships that offer dealer provided on-site financing, the used vehicle retail and lease operations of franchised automobile dealerships, independent used vehicle dealers, and individuals who sell used vehicles in private transactions. Also, we compete for both the purchase and resale of used vehicles. Some of our competitors have substantially greater financial resources than we do.

          Management believes the principal competitive factors in the sale and leasing of used vehicles include: the availability of financing to consumers with limited credit histories or past credit problems, the breadth and quality of vehicle selection, pricing, the convenience of a dealership’s location, and customer service. We may not be able to compete successfully in this market or against our competitors with respect to all of these competitive factors.

We are subject to federal and state government regulation and we may not be able to maintain all requisite licenses and permits. Also the adoption of additional, or revision of existing, rules and regulations could have a material adverse effect on our business.

          The auto financing and leasing services we provide at our credit centers are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

          In the states in which we operate credit centers, we are required to obtain a dealer license for the retail sales and leasing of automobiles, with the application and approval process conducted through the state or county in which the sales location is located. In addition, in some states a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies; limitations on the amount, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights. Under these regulations in such states, we are required to obtain a finance license for each location and we are also subject to periodic examination by state regulatory authorities.

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

          We commenced operations in March 1998. We have incurred net losses in each fiscal year since inception. During the year-ended January 31, 2009, we incurred a loss of $19,439,842, and at January 31, 2009, we had an accumulated deficit of $60,516,019. We will need our used car locations to generate greater revenues than we have to date to achieve profitability. We cannot assure you that our revenues will increase. Our business strategies may not be successful, and we may not be profitable in any future period.

          Further, the report from our independent auditors for the year-ended January 31, 2009 contains an explanatory paragraph stating that although our consolidated financial statements have been prepared assuming we will continue as a going concern, several adverse conditions and events cast substantial doubt upon the validity of this assumption. These include our recurring losses from operations and our net capital deficiency. If the going concern assumption were not appropriate to our consolidated financial statements, then adjustments would be necessary in the carrying values of our assets and liabilities, the reported net loss and the balance sheet classifications presented. These changes could negatively impact our financial results, and could adversely affect the price of our common shares.

The conversion of our convertible securities and the exercise of our warrants could result in substantial dilution to the interests of our shareholders.

          As of January 31, 2009, there were outstanding options convertible into approximately 7,400,000 common shares and warrants exercisable into approximately 32,000,000 common shares at prices between $0.03 and $0.22. We also had outstanding $5,080,000 in aggregate principal amount of debentures which are convertible into common shares at the lesser of $0.22 or 85% of lowest daily closing bid price. The conversion or exercise of our outstanding convertible securities and warrants would substantially increase the number of our common shares issued and outstanding and may decrease the percentage ownership of our current shareholders.

The market price of our common shares could be reduced if the holders of our warrants or convertible debentures exercise such warrants or convert such debentures.

          Current holders of our outstanding warrants and convertible debentures have the right to exercise such warrants and convert such debentures into our common shares. If all of our warrant holders exercised such warrants and all of our convertible debenture holders converted such debentures into common shares, we would have to issue approximately 87,500,000 additional common shares.

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

          In February, June and August 2007, we issued debentures in the aggregate principal amount of $5.0 million to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which currently bear interest at 8% to 11%. In September 2008, we executed a modification to certain of the debenture agreements, which required total monthly interest payments of $40,000, with the remaining interest accrued and payable upon maturity of the debentures as required under the debenture agreements. The September modification requires balloon payments totaling $1,000,000 due on February 28, 2009 and $4,000,000 due in September 2009. We have the option of paying the principal and interest payments through the delivery of common shares, and under the Subordination and Inter-creditor Agreement among us, Trafalgar and our new lender under our senior credit facility, we are prohibited from making any principal payments to Trafalgar other than through the issuance of common shares. We have previously converted $75,000 of principal and $125,000 of interest payments related to these debentures through the delivery of 2,231,855 common shares. In January 2009, with an effective date in February 2009, we further modified the debenture agreements and the debenture maturity dates were deferred until September 2010. We anticipate paying the balloon payment in September 2010 through the delivery of common shares unless DSC agrees to allow us to pay such amounts in cash, and we have such cash available to us. If such payments are made as described above, at the contracted conversion prices of the lesser of $0.22 or 85% of lowest daily closing bid price we would issue approximately 59.0 million additional common shares to Trafalgar. Recent conversions have been at 85% of the market price. Should the market price of our shares change, the number of shares issued would be subject to change. The common shares issued in payment of such principal and interest will be freely tradable by Trafalgar, and we expect that Trafalgar will sell such shares as soon as possible after receipt, depending on market liquidity. Substantial and sustained sales of our common stock by Trafalgar could cause the trading price of our common shares to decline.

Should our operating revenues fail to increase to provide sufficient cash flow to fund operations we may require additional financing, which we may be unable to obtain or which may have a dilutive effect on the percentage ownership of current shareholders.

          We estimate that our current cash flow from operations and our cash on hand are sufficient to fund our operations and service our current debt obligations. We expect that principal payments due on the Trafalgar debentures will continue to be made through the delivery of common shares. Actual results that vary from projections may require the need for additional cash. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. We may not be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations and our ability to service our debt obligations. A failure to service our debt under the Trafalgar Debentures or our credit facility with Dealer Services Corporation could result in a seizure of our assets. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

We are dependent on key personnel, and we may not be able to attract or retain such key personnel in the future.

          Our performance and future operating results are substantially dependent on the continued service and performance of our senior management and key technical and sales personnel. Further, we may need to hire a number of additional technical and sales personnel. Competition for such personnel is intense, and we may not retain our key technical, sales and managerial employees or we may not be able to attract or retain highly qualified technical and managerial personnel in the future.

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

          Our present officers, directors and greater than 5% shareholders together own approximately 64.8% of our outstanding common shares and beneficially hold options and warrants through which they could purchase additional shares. If all such options and warrants were exercised, they would together beneficially own approximately 72.2% of our outstanding common shares. Our present officers and directors separately own 43,957,732 common shares or approximately 41.8% of our outstanding common shares and beneficially hold options and warrants through which they could purchase additional shares. If all such options and warrants were exercised, they would together beneficially own approximately 52.9% of our outstanding common shares. As a result, these shareholders, if they act together, are able to control all matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. However, at this time, we are not aware of any formal or informal agreement of such persons to act together on matters that may affect us. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of our common shares.

The market price of our common shares has fluctuated significantly in the past and is likely to fluctuate significantly in the future.

          Since October 3, 2006, our common shares have traded on the Over-The-Counter Bulletin Board between a low of $0.01 per share and a high of $0.41 per share. Previously, during the two years ending on

October 3, 2006, our common shares traded on the TSX Venture Exchange between a low of Cdn $0.06 per share and a high of CDN $0.40 per share. Furthermore, securities markets have experienced significant price and volume fluctuations and the market prices of the securities of finance-related companies, including automobile finance companies, have been especially volatile. Fluctuations in our common shares could result from, among other things:

  quarterly variations in operating results;
  short-selling of our common shares;
  significant sales or issuances of our common shares or the perception that such sales or issuances could occur;
  events affecting other companies that investors deem to be comparable to us;
  and general economic trends and conditions.

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

          We may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to our business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, any anticipated benefits of an acquisition may not be realized. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance coverage may be inadequate to cover all losses or liabilities that may be incurred in our operations.

          Our operations are subject to a number of hazards and risks. We maintain insurance at levels that are customary in our industry to protect against these liabilities; however, our insurance may not be adequate to cover all losses or liabilities that might be incurred in our operations. Moreover, we will be subject to the risk that we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. If we were to incur a significant liability for which we were not fully insured, it could have a materially adverse effect on our business, financial condition and results of operations.

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

Risks Related to Business Model Consulting

We may not be able to compete successfully in the business model consulting market.

          The market for our consulting products is competitive, fragmented and rapidly changing. As we develop new products, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

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

          Our success depends in part on our ability to protect our proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights we rely primarily on a combination of trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. A license agreement containing protective provisions is executed for each customer, and each employee is required to execute a confidentially agreement. Depending upon the type of relationship we have with a third-party, such as a consultant or vendor, a confidentiality agreement is typically executed; however, we have not signed these types of agreements in each and every case in which we deal with third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

We may be unsuccessful in developing and marketing on a timely and cost-effective basis new products that meet changing market conditions.

          We expect that a significant portion of our consulting revenue will be derived from the sale of newly introduced products and from enhancement of existing products. Our success will depend in part upon our ability to enhance our current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. We may not be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If we are unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, our business, financial condition, operating results and cash flows could be materially adversely effected.

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

Item 1B. Unresolved Staff Comments.

          There were no unresolved staff comments at January 31, 2009.

Item 2. Properties.

          Our principal executive office located at 7115 16th Street E, Sarasota, Florida 34243 consists of approximately 7,500 square feet of office space. We pay approximately $7,725 in rent per month to lease this property, and our lease expires on August 1, 2018. The lease for this property includes annual increases in rent of approximately 3% each year for the first ten years.

          Below is a summary of store and vehicle inventory locations by state as of January 31, 2009 and 2008.

	2009	2008
Florida	3	3
Illinois	6	6
Indiana	7	7
Iowa	2	2
Kentucky	1	1
Nebraska	3	3
Ohio	1	1
Oklahoma	4	4
Texas	1	1
Total	28	28

          Carbiz Credit Centers are typically located in medium to large metropolitan areas, and are located on leased properties between one and five acres in size. An existing structure is typically used to conduct business, with facilities typically ranging from 600 to 5,000 square feet. `The average monthly lease amount is approximately $4,000. We do not currently maintain any investments or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Item 3. Legal Proceedings.

          We are not aware of any material legal proceedings against us nor are we currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

          During the three months ended January 31, 2009, there were no matters submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Over-The-Counter Bulletin Board

          The quarterly high and low bid information in U.S. dollars on the Over-The-Counter Bulletin Board of our common shares during the periods indicated are as follows:

	High	Low

Fiscal Year-Ending January 31, 2009
Fourth Quarter	$0.08	$0.01
Third Quarter	$0.13	$0.05
Second Quarter	$0.20	$0.095
First Quarter	$0.24	$0.14
Fiscal Year-Ending January 31, 2008
Fourth Quarter	$0.30	$0.16
Third Quarter	$0.41	$0.18
Second Quarter	$0.28	$0.09
First Quarter	$0.31	$0.12

          These Over-The-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 22, 2009 the closing sales price for our common shares was $0.09 per share on the Over-The-Counter Bulletin Board.

Holders

          As of March 31, 2009, there were approximately 132 holders of record of our common shares based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is American Stock Transfer & Trust Company with an office located at 59 Maiden Lane, New York, New York 10038 and whose phone number is (212) 936-5100.

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

          The tax payable on dividends is to be withheld at the source by us or personnel acting on our behalf. We are liable for the amount of the tax if we fail to so withhold. The taxpayer is liable in any event if we fail to withhold.

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

Recent Sales of Unregistered Securities

Unregistered shares issued to officers and directors for directors fees and management bonuses

          On March 24, 2009, the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2009, to be paid in shares of common stock. Accordingly, we issued 1,687,500 shares valued at $0.08 per share aggregating $135,000. The value of the shares was based on market value at that date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, consulting service: and our expectations regarding future expense levels related to our credit center business and interest expenses. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the successful implementation of our business strategy; our need for additional financing; our dependence on key personnel; risks related to sub-prime borrowers; risks related to general economic conditions; competition; government regulation; risks related to joint venture arrangements; protection of our proprietary rights; potential infringement by us of third parties’ proprietary rights; risks related to product defects; our compliance with privacy laws and the other additional risks and uncertainties identified under the caption “Risk Factors,” in Item 1A and elsewhere in this report. You are encouraged to review these risk factors and this additional information carefully. The following discussion should also be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

          The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The overall U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial markets during the past year. During the past year, Carbiz has been further challenged by the credit crisis due to our primary lender, SWC Services LLC (SWC), filing bankruptcy in October 2008, which decreased our access to operating cash flow during the period from October 2008 through February 2009. Accordingly, these financing constraints negatively impacted our planned revenue and operating income for the year ended January 31, 2009. Subsequently, on January 16, 2009, Carbiz Inc. and its operating subsidiaries entered into amended financing arrangements among Dealer Services Corporation (DSC), the trustee for SWC and certain guarantors to the SWC Loan Agreement. The agreement provided for the transfer of SWC’s interests in the Loan Documents to DSC with the terms subject to the Trustee’s receipt of a final order of the United States Bankruptcy Court for the Northern District of Illinois. The agreement also provided that DSC would forgive approximately $29.5 million of a total of approximately $41.3 million outstanding debt due to SWC and to additionally provide future inventory floor plan financing of up to $14 million including the $12 million outstanding at the time. We anticipate increased revenues and operating earnings due to the increased cash flow available for operations. We will continue to seek additional funding as necessary in order to sustain and grow our operations.

          As a result of the current economic conditions, many financial institutions and other lenders have tightened underwriting standards due to the overall deterioration in credit quality. Therefore, management believes that more consumers are currently moving to the sub-prime lending market to obtain financing. Although we have experienced increased delinquencies and slightly higher loan losses over the past year, we have experienced overall increasing average automobile sales revenue and interest income from our loan portfolio due to new customers with slightly higher credit ratings and average automobile purchase prices than previously experienced. Beginning in the second quarter of 2009, we expanded our inventory to include automobiles with average prices of $11,000 up from $6,000, to attract an additional customer base with slightly higher credit quality. Management believes Carbiz will continue to acquire such customers due to continued decreased availability of financing available to consumers. Therefore, we will continue with this strategy in an effort to reach more customers and service those customers who now seek BHPH financing. We will continue to pursue supplemental revenues by serving those customers who are no longer able to purchase automobiles and meet the financial requirements of traditional lenders due to the economy and in order to further grow our business for the future.

          Loan loss estimates for notes receivable increased as a result of increased charge-offs and delinquency due to rising unemployment rates, the deteriorating U.S. economic environment as discussed above in all geographic locations serviced by us. Higher loss severities, particularly for less fuel efficient vehicles, also contributed to the increase. Although the Company has not changed the methodology for determining the appropriateness of the allowance for loan losses, an increase of approximately $ 4.7 million primarily reflects higher loss estimates due to higher overall levels of charge-off and delinquency, due to the continued weakening of the U.S. economy and rising unemployment in the U.S.

          Our revenue has been derived from two sources, which include:

  Direct auto sales and related financing (Carbiz Auto Credit centers) through our self provided on- site specialty finance business at 26 company owned locations; and

  Software product and support sales and business model consulting services through initial software license fees and subsequent support agreements, which provide monthly maintenance fees as well as through a combination of one-time consulting fees and monthly business analysis services. The software division was sold on July 2, 2008 and as of July 1, 2008, our ongoing revenue stream consists of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales.

          Prior to fiscal 2009, we have been a software company that has also offered business model consulting services to the North American automobile industry. In May 2004, we entered the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.

          Over the past 15 months we have experienced significant changes in every area of our operations. In October 2007, we began a process of significant change through the acquisition of a large Midwestern chain of automobile dealerships and a portfolio of associated consumer loans. Subsequently, in December 2007, we purchased an additional portfolio of consumer loans and opened our first “Supercenter” in Houston, Texas. In July 2008, we sold our software operations and retained our business model consulting services.

          We currently operate a chain of 26 used car stores that sell and lease used cars and trucks and originate loans for consumers with poor credit. We hold the leases and the consumer notes generated by the loans as assets and pledge them as collateral to secure our obligations under our senior debt facility.

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

Critical Accounting Policies

Revenue Recognition

          Prior to February 2009, our revenue was primarily derived from the sale of used vehicles and the sale of products and consulting services to dealers in the automobile industry. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, For contracts involving multiple deliverables, we apply FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine whether deliverables should be accounted for separately. For software and software related revenue, we recognized revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9.

(1)	Used automobile sales

We recognize revenue on the sale of automobiles upon execution of the sales contract, the customer taking possession of the automobile, and financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain financing of the automobile through us.

(2)	Services and Commissions

During fiscal year 2008 and through July 2, 2008, we generated recurring revenue from several sources, including the sale of maintenance and support on its software products, until the software operations were sold in July 2008. We also generate nonrecurring revenue from consulting fees for implementation, installation, data conversion, training seminars and consulting services to the automobile industry. Revenue is recognized when a signed contract has been executed, the services have been delivered, fees are fixed or determinable, collectability is reasonable assured and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(3)	Licenses

During fiscal year 2008 and through July 2, 2008, we recorded product revenue from software licenses when persuasive evidence of an arrangement existed, the software product had been shipped, there were no significant uncertainties surrounding product acceptance, the fees were fixed or determinable and collection was considered probable. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue was not recognized until acceptance occurred. We used the residual method to recognize revenue on delivered elements when a license agreement included one or more elements to be delivered at a future date, if evidence of the fair value of all undelivered elements existed. If an undelivered element for the arrangement existed under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

(4)	Products

We generated non-recurring revenue from the sale of various products to automotive dealerships. Revenue is recognized when a signed contract is executed, the product has been delivered, fees are fixed or determinable, collectability is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. We do not offer product warranties related to these sales.

Accounts and notes receivable, allowance for loan losses and concentration of credit risk

          Accounts and notes receivable consist of balances due from customers related to the sale of used automobiles or consulting services and are presented in the consolidated balance sheet net of an allowance for doubtful accounts loan losses. Notes receivable have remaining terms of 12 to 48 months requiring weekly, bi-weekly or monthly payments. Interest is calculated weekly based on the outstanding balance. The allowances reflect our best estimate of probable losses inherent in the accounts and notes receivable balances. We determine the allowances based on known troubled accounts, historical experience, credit quality of customers and other industry and our economic considerations.

          We initiate steps to pursue collection of payments for notes receivable upon the customer’s first missed payment. We take steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). Notes receivable balances for accounts held in repossession are included in Notes receivable, net, in the consolidated balance sheets. Accounts are charged off at the earlier of the expiration of the applicable State’s statutory notice period for repossessed accounts (from 0 to 30 days), or when management determines timely collection of future payments is not probable for accounts where we have been unable to repossess the automobile.

          We maintain an allowance for loan losses on an aggregate basis for the notes receivable portfolio. Management considers the allowance for loan losses to be sufficient to cover estimated losses in the collection of outstanding notes receivable. The allowance is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for loan losses is periodically reviewed by management with any changes reflected in current operations. Although, it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, we believe that we have given appropriate consideration to all relevant factors and have made reasonable assumptions in determining the allowance.

          For accounts where the automobile was repossessed, the difference between the loan balance and the fair value of the repossessed automobile (based on the average wholesale selling price at auction) is charged to the allowance for loan losses. Generally, repossessed automobiles are sold at auction. On average, accounts are approximately 90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for loan losses.

          We expense all costs incurred in connection with the process of initiating, refinancing or restructuring notes receivable to include all costs related to underwriting, securing collateral, closing transactions, processing loan documents, and determining credit worthiness.

Use of Estimates

          In preparing our consolidated financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for doubtful accounts, deferred revenue and related costs and contingencies.

Stock-Based Compensation

          We use the fair-value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on the historical volatility of our common stock over the expected term of the options. The expected term of options granted to employees is derived using the “simplified method” which computes expected terms as the average of the sum of the vesting term plus the contract term. The risk-free interest rate is based on the U.S. Treasury yield rates in effect at the time of grant for the period of the expected term.

Derivative instruments

          We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financials.

          We estimate fair values of derivative financial instruments using the Black-Scholes-Merton or the Flexible Monte Carlo valuation models which embody all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our stock’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Year-End Financial Information

          The following summary of selected financial information for the years ended January 31, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited annual financial statements, including the notes thereto, for fiscal years ended January 31, 2009 and 2008.

Year-ended January 31, 2009 compared to the year-ended January 31, 2008

		% of		% of
	2009	Revenue	2008	Revenue
Revenue	$35,606,662	100.0	$8,155,089	100.0
Cost of sales	21,220,259	59.6	4,692,887	57.5
Gross profit	14,386,403	40.4	3,462,202	42.5
Gain on debt forgiveness	-		391,337	4.8
Operating expenses	23,565,121	66.1	14,397,342	76.5
Loss from operations	(9,178,718)	(25. 7)	(10,543,803)	(129.3)
Interest expense	(9,077,635)	(25.5)	(2,254,949)	27.7
Gain (loss) on disposal of assets	(321,746)	0.9
Gain (loss) on derivative instruments	(1,731,969)	(4.9)	45,000	0.5
Gain (loss) on Extinguishment of Debt	(1,205,720)	(3.4)
Gain on Sale of Software Division	2,514,229	7.1
Gain (loss) on Impairment of Goodwill	(438,283)	(1.2)
Minority interest income (loss)			44,453	0.5
Write-off of deferred financing costs			(1,533,394)
NET LOSS	(19,439,842)	(54.6)	(14,242,693)	(165.5)
Loss per common share -basic	(0.26)		(0.23)
Loss per common share- diluted	(0.28)		(0.23)
Total assets	$25,183,025		$31,857,644
Long-term liabilities	1,855,330		17,738,324

Revenue

          In the year-ended January 31, 2009, our revenues increased by $27,451,573 compared to the previous year. This was primarily due from our acquisition of 26 buy-here-pay-here credit centers toward the end of last Fiscal Year. Fiscal Year 2009 was the first full year of operation of those acquired centers under Carbiz control.

          Interest income for the year-ended January 31, 2009 increased by $4,030,910 compared to the previous year, primarily due to the portfolio acquisitions done toward the end of Fiscal Year 2008. Interest income during the year ended January 31, 2009 was $6,164,859 as compared to the previous year’s interest income of $2,133,949.

          The average balance of outstanding notes receivable was approximately $30.7 million and $16.7 million during the years ended January 31, 2009 and 2008, respectively. We earned approximately $6.2 million of interest income with an average yield of 20.1% and 20.4% on loans receivable during the years ended January 31, 2009 and 2008, respectively.

Cost of revenue

          Our cost of revenue increased by $16,242,618 for the year ended January 31, 2009, compared to the previous year. Our used car sales cost of revenue increased $16,773,877 and our software and consulting services decreased $264,505 over prior year. The reason for the used car sales increase is the operation of the recently acquired 26 credit centers. The reason for the software and consulting services decrease is the sale of the software division in July 2008 and the subsequent reduction of staff and overhead.

Gain on debt forgiveness

          During the year ended January 31, 2008, we negotiated the settlement of a $466,337 trade payable which resulted in a gain from debt forgiveness of $391,337. There was no such gain in the year ended January 31, 2009.

Operating expenses

          For the year-ended January 31, 2009, our personnel expenses increased by $2,889,425 compared to the previous year. This was due to the additional corporate and store staff needed for the Midwest and Texas acquisitions. Selling expenses increased for the year ended January 31, 2009 by $335,994 due to additional advertising to support the newly acquired Midwest and Texas locations. Professional fees increased by $70,202 due to costs indirectly associated with additional financings with SWC and trustee negotiations arising from the bankruptcy of SWC. Other operating expenses increased by $1,178,761 during the year-ended January 31, 2009, due to the general office, rent expense and overhead expenses needed for the operation of 26 credit centers.

Interest expense

          Our interest expense and other expenses increased by $6,822,686 for the year-ended January 31, 2009, compared to the previous year. This is due to the increase in borrowings under the credit facility in fiscal year 2009, which includes term loan, revolving line of credit and floor plan with SWC, and due to the increasing amortization of the discounts on our convertible debentures. We anticipate our interest expense to increase over time as we expand and maximize inventory, sales and leases at all of our locations and as amortization of debt discounts increase based on the use of the effective interest method.

Gain/loss on derivative instruments

          For the year-ended January 31, 2009, we incurred a non-cash loss of $1,731,969 as a result of fair value adjustments of outstanding derivative instruments. During the 2008 period, we incurred non-cash gain of $45,000 as a result of the fair value adjustment of outstanding derivative instruments offset by day one derivative losses on new financings. We expect gains and losses on derivative instruments in the future while the convertible debentures and related warrants remain outstanding.

Software sales, support and consulting and gain on sale of software operations

          Our total software, consulting and other sales during the year-ended January 31, 2009, decreased by $1,099,587 as compared to the previous year. The decrease is attributable to the sale of the software portion of the business on July 2, 2008. We recognized a gain of approximately $2.5 million on the sale of these operations in our fiscal year 2009 consolidated financial statements. We retained the consulting division and will continue to grow this segment. Our consulting department focuses on providing guidance, support and products to its customer base of BHPH and LHPH car dealers.

Carbiz Auto Credit

          The increase in sales activity during the year ended January 31, 2009 was the result of a full year of operation of the newly acquired credit centers. The first part of the year was spent formalizing operations and getting inventory to the credit centers. The credit centers hit their stride during the 2nd and 3rd quarters, but that progress was halted when our senior lender, SWC, declared bankruptcy during the 4th quarter. With a new credit facility agreement in place, we expect better performance and increased revenues from our credit centers in the upcoming year.

Impairment of goodwill

          In fiscal year 2009, we recorded an impairment of the goodwill associated with the fiscal year 2008 purchase of the minority interest in a dealer location located in Florida due to this location’s current and projected negative cash flow. Management believes this amount is not recoverable from future operations of this dealer location. No such impairment was incurred in our fiscal year 2008.

Bad Debt Provision

           As of January 31, 2009, the total Carbiz Auto Credit loan portfolio and Consulting accounts receivable was $26,281,171. The allowance for loan losses at the same date was $6,251,124.

          Based on our historical collection rates, the allowance for the portfolio was established through the allocation of 100% of any repossessions in process plus 24% of the remaining portfolio balance. We have increased this percentage from the prior year to account for the current economic conditions and our previous experience with our portfolio. Since we use consistent underwriting procedures for all of our loans, we feel it is appropriate to review our portfolio in aggregate and apply our allowance percentage across the board.

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

Significant Financing Arrangements

Trafalgar Secured Subordinated Debenture Financings

February 2007 Financing

          On February 28, 2007, we issued $2,500,000 Secured Convertible Debentures (“February Trafalgar Debentures”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) plus warrants to purchase up to an aggregate of 2,500,000 common shares at a strike price of US $0.15 per share (subject to adjustment under). The warrants were exercisable over the next 3 years. Subject to certain limitations, the February Trafalgar Debentures are convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US $0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

          The February Trafalgar Debentures are secured by a pledge of 30,000,000 common shares pursuant to a Pledge and Escrow Agreement dated February 28, 2007, and further secured by a pledge of all of our assets under a Security Agreement in favor of Trafalgar. These common shares are held in escrow by an escrow agent, are not considered issued and outstanding and, therefore, are not considered in our earnings per share calculations.

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

          On September, 15, 2008, Trafalgar modified the payment term and effective interest rate on $1,500,000 face value of these debentures. The debenture became payable in September 2009 with an effective interest rate of 20%. The warrants issued in conjunction with the February Trafalgar Debentures, as well as those issued with the September 10 Trafalgar Debentures and the September 26 Trafalgar Debentures, were terminated in return for the issuance of 2,500,000 shares of common stock.

September 10, 2007 Financing

          On September 10, 2007, we sold a $1,000,000 Secured Convertible Debenture to Trafalgar (“September 10 Trafalgar Debenture”) plus warrants to purchase up to an aggregate of 2,000,000 common shares, with 1,000,000 shares subject to purchase at US $0.15 per share and 1,000,000 subject to purchase at US $0.22 per share (subject to adjustment). The warrants were exercisable over the next 2 years. The September 10 Trafalgar Debenture is secured by a pledge of all of our assets under a Security Agreement. The September 10 Trafalgar debenture bears interest at 10% per annum. The warrants issued in conjunction with the February Trafalgar Debentures, as well as those issued with the September 10 Trafalgar Debentures and the September 26 Trafalgar Debentures, were terminated in return for the issuance of 2,500,000 shares of common stock.

          Subject to certain limitations, the September 10, 2008, Trafalgar Debenture is convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US $0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

          Based on the Trafalgar modification in September 2008, the September 10 Trafalgar Debenture is payable interest only through September 2009 at which time the then remaining principal balance is due.

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

September 26, 2007 Financing

          On September 26, 2007, we issued $1,500,000 Secured Convertible Debenture (“September 26 Trafalgar Debenture”) to Trafalgar plus warrants to purchase up to an aggregate of 2,000,000 common shares at any time until September 26, 2010, with 500,000 shares subject to purchase at US $0.01 per share, 500,000 shares subject to purchase at US $0.10 per share, 500,000 shares subject to purchase at US $0.15 per share, and 500,000 shares subject to purchase at US $0.20 per share (subject to adjustment).

          The September 26 Trafalgar Debenture bears interest at a rate of 11%, compounded monthly, and is secured by a pledge of all of our assets under a Security Agreement.

          Subject to certain limitations, the Trafalgar Debenture is convertible at the holder’s option into common shares at a price per share equal to the lesser of (i) US $0.22 or (ii) 85% of the lowest daily closing bid price of our common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

          Based on the September 2008 modification discussed previously, the September 30 Trafalgar Debenture has a maturity date of September 26, 2009, and is payable interest only until that date. The warrants issued in conjunction with the February Trafalgar Debentures, as well as those issued with the September 10 Trafalgar Debentures and the September 26 Trafalgar Debentures, were terminated in return for the issuance of 2,500,000 shares of common stock.

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

Additional terms of September 15, 2008 modifications

          On September 15, 2008, the Company entered into a debenture modification agreement (September 2008 Modification) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which modified the principal and interest payment schedules and effective interest rates for certain of the outstanding secured convertible debentures.

          From September 15, 2008 through February 22, 2009, the Company is required to pay monthly interest payments of $40,000 to Trafalgar on the outstanding balance of $4,904,042. The balance of the unpaid interest earned by Trafalgar has been accrued. The September 2008 Modification extended the maturity date for all principal payments on these debentures to September 30, 2009.

          Although the contractual interest rates of 8%, 10% and 11% were not revised pursuant to the September 2008 Modification, the modified terms of the debentures include additional interest payments of amounts which provide for an internal rate of return to Trafalgar of 20% on the debentures over their outstanding term. The additional interest payments are due upon maturity of the debentures.

January 2009 modifications

          In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms were effective on February 22, 2009, (the “February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 22, 2009 (See Note 10). Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $4,400,000, in September 2010, so long as the Company holds consumer notes that are not in default from its BHPH business which have an aggregate balance of at least $10 million and cash on hand that exceeds its payables by at least $1 million.

Additional Unsecured Subordinated Debenture Financing

          In October 2007, we completed an $800,000 financing with a group of investors, which included the spouse of Carl Ritter, our Chief Executive Officer, the spouse of Vernon Haverstock, who is a member of our Board of Directors, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a member of our Board of Directors, and certain companies or trusts controlled by them (the “Purchasers”).

          We issued to the Purchasers, for total consideration of $800,000 in cash, debentures with a face amount of $800,000 and warrants to purchase up to 1,066,667 shares of common stock, with one quarter of the warrants exercisable at $0.01 per share, one quarter of the warrants exercisable at $0.10 per share, one quarter of the warrants exercisable at $0.15 per share, and one quarter of the warrants exercisable at $0.20 per share (subject to adjustment under certain circumstances, as described in the warrants). The debentures and warrants have terms substantially equivalent to the September 26 Trafalgar Debenture, except that the principal due under the Purchasers’ debentures will not be paid until after the September 26 Trafalgar Debenture is paid, and the debentures are unsecured. The debentures bear an annual interest rate of 11% compounded monthly. Subject to certain limitations, the debentures are convertible at the Purchasers’ option into shares of the common shares at a price per share equal to the lesser of (i) US $0.22 or (ii) 85% of the lowest daily closing bid price of the common shares, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the date of conversion.

          The debentures have a maturity date of December 1, 2011. Interest on the debentures will accrue for the first 24 months, compounding monthly, and thereafter be payable on the outstanding principal amount on a monthly basis until paid. During the year ended January 31, 2009, $723,500 of debentures were converted to common stock. Principal payments in the aggregate amount of approximately $4,000 per month will be payable beginning October 1, 2009, with the balance due at maturity.

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

Senior Credit Facilities

New loan agreement with Dealer Services Corporation

          On January 16, 2009, we entered into an Asset Purchase Agreement with Dealer Services Corporation (“DSC”) and the bankruptcy Trustee of SWC Services LLC (“Trustee”), pursuant to which DSC agreed to purchase and the Trustee agreed to transfer and assign to DSC all of the rights and interest of SWC under the Loan Agreement and the other documents entered into by us and the various guarantors in connection with the SWC Loan Agreement (collectively, the “Loan Documents”).

          The Asset Purchase Agreement provided that, in consideration for the transfer to DSC of SWC’s rights in the Loan Documents, DSC would pay to the Trustee the sum of $12,000,000. The amount of $9,000,000 was payable on the later of: February 20, 2009, or three business days after the Trustee’s receipt of a final order of the United States Bankruptcy Court for the Northern District of Illinois (the “Court”), which has jurisdiction over the bankruptcy of SWC, approving the transfer of SWC’s interests in the Loan Documents to DSC (the “Final Closing Date”). A “final order” means a final order of the Court approving the terms of the Agreement which is no longer subject to appeal or certiorari with no such appeal or certiorari pending. The final order was effective on February 20, 2009, and $12,000,000 was paid to the

Trustee, and upon receipt of such amount the Trustee transferred to DSC its liens and encumbrances in and to our automobile inventory.

          The Asset Purchase Agreement also provided that the Loan Agreement would be amended, effective as of the Final Closing Date, pursuant to the terms of the Third Amended and Restated Loan and Security Agreement by and between us, DSC and the other parties thereto, (the “New Loan Agreement”). The New Loan Agreement substantially revised the terms of the Loan Agreement, and provided that DSC would forgive all of the outstanding balance due under the SWC Loan Agreement in excess of $12,000,000. At January 31, 2009, there was a total balance of $41,292,765 borrowed under the SWC credit facilities. The forgiveness of such amount will result in us recognizing income in the our fiscal year 2010 for both financial reporting and federal income tax purposes in the amount of the difference between the amount owed as of the Final Closing Date and $12,000,000, less the amount of any costs incurred. We incurred, normal transaction costs including commitment fees and legal costs related to the restructuring of current notes receivable as required under the New Loan Agreement. It is anticipated that we will apply IRC Section 108 to the gain associated with the forgiveness of SWC debt in fiscal year 2010. We believe that we have net operating loss carry forwards (NOLs) available that will be adequate to absorb any remaining taxable income. However, as a consequence of using IRC Section 108, these NOLs will most likely be reduced to zero in the year following the transaction. There may also be other adjustments that we must make that would have the effect of deferring any potential income tax liabilities. We believe that beyond the reduction of the NOLs that these other adjustments will not have a material impact on our consolidated financial position.

          As DSC primarily provides financing to automobile dealers who lease automotive vehicles to consumers, the New Loan Agreement provided that we had to convert a number of outstanding notes receivable due from consumers who have purchased vehicles from us into closed-end leases or pay a substantial penalty to DSC. Under the New Loan Agreement, we delivered to DSC by the Final Closing Date a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle, with respect to vehicles with an aggregate Floor Plan Value (as defined below) of approximately $9,000,000. We incurred significant costs of approximately $3.5 million in connection with the conversion of these notes receivable, including incentives to borrowers under the notes receivables. The New Loan Agreement provides us with floor plan financing, and generally provides that all advances borrowed to purchase vehicles must be repaid ratably over a two-year period, or upon the sale of the associated vehicle. For loans which are converted to closed-end leases, the two years will commence on the date of conversion. The total credit limit under the New Loan Agreement is $14,000,000, which includes the $12,000,000 paid to the Trustee under the Asset Purchase Agreement. As amounts are repaid to DSC, we will be able to re-borrow funds to purchase additional vehicles; provided however, that all advances under the New Loan Agreement are at the sole discretion of DSC. The interest rate for all advances under the floor plan facility, including the amount paid to the Trustee for our inventory of vehicles and all vehicles subject to the conversion documents, will be variable, based upon published rates of DSC. The rate as of January 31, 2009 was 7.5% .

          All of the financial covenants contained in the prior Loan Agreement have been deleted from the New Loan Agreement and replaced by an obligation for us to maintain a minimum of $3,500,000 of accounts receivable. As was the case under the previous Loan Agreement, the obligation to pay all amounts due under the New Loan Agreement is secured by a pledge to DSC of all of our assets. Also, Carl Ritter, our Chief Executive Officer, has pledged his shares of our Company’s common stock (3,944,112 shares) to DSC as additional collateral.

          In connection with entering into the New Loan Agreement, we paid DSC a loan origination fee of $120,000 and a commitment fee of $250,000. In addition, on February 20, 2009, we issued to DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share, which was the share price in late December/early January when the Company and DSC began negotiating the terms of the New Loan Agreement. The warrants will expire on February 28, 2014. We have agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which we will be required to register for resale by DSC the shares to be issued to DSC under the warrant, and to use our commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

          In connection with entering into the Asset Purchase Agreement and the New Loan Agreement, we, DSC and Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), entered into a Fifth Amendment To and Reaffirmation Of Subordination and Inter-creditor Agreement, dated January 14, 2009, amending the Subordination and Inter-creditor Agreement between Trafalgar and DSC, as SWC’s assignee of that agreement. Under the Fifth Amendment, Trafalgar consented to the execution and delivery of the New Loan Agreement.

          In connection with the closing of the Asset Purchase Agreement and the New Loan Agreement, the Company requested that Ross Quigley, a director and significant shareholder of the Company, exercise certain warrants previously issued to him to purchase 11,073,419 shares of Company common stock at CDN$.12 per share, 72,333 shares at US$.20 per share, 72,333 shares at US$.15 per share, 72,333 shares at US$.10 per share and 72,333 shares at US$.01 per share, in order to provide additional equity financing to the Company. As a condition to such purchase, Mr. Quigley requested that the Company issue to him an additional warrant to purchase up to 10 million shares of Company common stock at any time prior to February 20, 2014 for US$.08 per share (the “New Quigley Warrant”) and, upon approval of the transaction by the Board of Directors, the Company agreed to issued such warrant to Mr. Quigley. On February 20, 2009, Mr. Quigley delivered $750,000 of the $1,029,861 to exercise the warrants to the Company. The remaining balance of $279,861 was paid on March 13, and the Company issued 11,362,751 shares of common stock to Mr. Quigley.

          Under the warrant issued to DSC in connection with the New Loan Agreement (the “Existing DSC Warrant”), the issuance of the New Quigley Warrant would have required the Company to increase the 9,718,289 shares issuable under the Existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable under the Existing DSC Warrant from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of the Company increasing the number of shares issuable under the Existing DSC Warrant and reducing the exercise price for all of the shares issuable under the Existing DSC Warrant, the Company could issue to DSC a new warrant to purchase up to 750,000 shares of Company common stock at any time prior to February 20, 2014 for $.08 per share (the “New DSC Warrant”). The Company has issued such warrant to DSC.

          On February 25, 2009, the Company, its operating subsidiaries and DSC further amended and restated the New Loan Agreement pursuant to the terms of the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Loan Agreement”).

          The Fourth Loan Agreement provides for the inclusion of five new Carbiz subsidiaries in the credit facility. Four of these subsidiaries have been formed to carry out the business of the Company in Indiana, and one has been formed to carry out the business of the Company in Nebraska. Under the Fourth Loan Agreement and the promissory notes executed by the operating subsidiaries thereunder, the amount of available credit was expanded from $14 million to $19.5 million.

          In connection with entering into the Fourth Loan Agreement, the Company, DSC and Trafalgar entered into a Sixth Amendment To and Reaffirmation Of Subordination and Inter-creditor Agreement, dated February 23, 2009, amending the Subordination and Inter-creditor Agreement between Trafalgar and DSC. Under the Sixth Amendment, Trafalgar consented to the execution and delivery of the Fourth Loan Agreement and the performance of the terms thereof.

Liquidity and Capital Resources

          As of January 31, 2009 and 2008, we had $674,624 and $1,141,271, respectively, in cash and cash equivalents. During the year ended January 31, 2009, we increased our accounts payable and accrued liabilities by $1,448,481, which totaled $4,527,041 at January 31, 2009. During the year ended January 31, 2009, we made debt repayments and capital lease payments totaling $27,427,136, which includes $27,419,032 paid to retire debt and $8,105 to retire capital leases.

          We have financed our operations through third party financings for floor plan and receivable funding and from the sale of our common stock, convertible debt, and the exercise of warrants and options on our common stock.

          In 2007, we closed three separate secured convertible debt financings with Trafalgar with an aggregate face value of $5.0 million which we used to support our operations, for general working capital purposes, and for opportunities for expansion of the business. In September 2008, the payment terms and effective interest rates were modified and we incurred additional interest and interest charges of approximately $800,000 due on these debentures over the remaining term. In October 2007, we also closed $800,000 of unsecured convertible debt financing which was also used for general working capital purposes. In our fiscal year 2009, we converted approximately $890,000 of principal and interest related to the convertible debentures into 13,937,067 shares of common stock. The remaining principal of approximately $5.7 million plus interest is payable approximately $700,000 in our fiscal year 2010 and $5,000,000 in our fiscal year 2011.

          In February 2009, we completed a restructuring of our floor plan and receivables financing with DSC as discussed in Senior Credit Facilities above. Our restructured debt agreement provides us with a maximum credit facility of $19.5 million for floor plan and receivables financing. Although we had approximately $41.3 million of outstanding notes payable as of January 31, 2009, effective February 22, 2009, the Company is only obligated to repay $12 million of this amount due to the restructuring with SWC and DSC. The $12.0 million is payable in installments over the next 24 months.

          We have incurred significant net losses and negative cash flows from operations. As of January 31, 2009, we had a stockholders’ deficit of $34.7 million, versus $17.5 million at January 31, 2008. The recent worldwide financial and credit crisis has strained investor liquidity and contracted credit markets. If this environment continues or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

          As a result of our lack of financial liquidity and negative stockholders’ equity, there is substantial doubt about our ability to continue as a “going concern.” Our auditors’ report for our 2009 financial statements, which are included as part of this Report, contains a statement concerning this matter.

          Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through fiscal year 2010. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Therefore, additional capital may be required in order to proceed with our current plan for operations in the BHPH and LHPH industries. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

  public equity markets;
  private equity financings;
  public or private debt; and
  exercise of existing warrants and stock options.

          Additional capital may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in our fiscal year 2010 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing shareholders.

          As of January 31, 2009, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are as follows:

	Less Than	One to Three	Three to	Greater than
	One Year	Years	Five Years	Five Years	Total
Operating Leases	$1,600,000	$1,950,000	$1,100,000	$586,250	$5,236,250
Capital Leases	2,620				2,620
Long-Term Debt (1)	41,492,765				41,492,765
Convertible Debentures	716,061	5,178,128			5,894,189
Interest (2)	740,811				740,811
Total	$44,552,257	$7,128,128	$1,100,000	$586,250	$53,366,635

(1)	Does not reflect the forgiving of approximately $28 million of debt upon entering into the New Loan Agreement with DSC. See “Senior Credit Facilities” above.

(2)	Does not include interest on our new credit facility with DSC, or with the SWC facility.

          Based on twelve month results and an assumption of meeting business projections for the remainder of the fiscal year, our current cash flow from operations and our cash on hand are expected to be sufficient to fund our operations through fiscal year 2010. Actual results that vary from projections may require the need for additional cash during that period. If additional financing is raised by the issuance of securities, control of Carbiz may change and/or our shareholders may suffer significant dilution.

Off Balance Sheet Arrangements

          We are not a party to any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K

Item 8. Financial Statements and Supplemental Data.

          Our Consolidated Financial Statements and Notes thereto and the report of Cherry, Bekaert & Holland, L.L.P., our independent registered public accounting firm, are set forth starting on pages F-1 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A(T). Controls and Procedures.

Disclosure Controls

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the January 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosures.

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

          Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal controls over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

          None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our directors, executive officers and key employees as of April 15, 2009 were as follows:

Name	Age	Position

Carl Ritter (1)	49	Chairman, Chief Executive Officer and a Director
Richard Lye	63	President, Corporate Secretary and a Director
Ross Quigley (1)	64	Director
Theodore Popel (1)	61	Director
Stanton Heintz	59	Chief Financial Officer and a Director
Christopher Bradbury	37	Director
Vern Haverstock	58	Director
Gene Tomsic	59	Director
Brandon Quigley	33	Director
Wallace Weylie	72	Director

          (1) Indicates member of our Audit Committee.

Biographical Information for Directors and Executive Officers

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

          Vernon Haverstock – Director. Mr. Haverstock has been a director of Carbiz since July 2007. Mr. Haverstock has been in the automotive aftermarket since 1974, including Assistant Branch Manager of Ford Credit Canada until 1982, President of Marketing Professionals Inc. from 1993 to 1999, and Vice President of Carbiz from 1999 to 2001 following the acquisition of Marketing Professionals Inc. by Carbiz. Mr. Haverstock has worked as a consultant in the automotive aftermarket since 1981. Mr. Haverstock graduated from St. Mary’s University in Halifax, NS in 1974 with a Bachelor of Commerce, Business Administration.

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

          Brandon Quigley – Director. Mr. Quigley has been a director of Carbiz since July 2007. Mr. Quigley has been the Privacy and Compliance Officer of Medipac International, Inc., a privately held financial services company in Toronto, Ontario, Canada for more than 5 years. Formerly head of the Special Issues Desk of RBC Direct, a leading Canadian national discount brokerage, Mr. Quigley has over 10 years experience in financial analysis and business development. Mr. Quigley holds a Bachelor of Commerce from the University of Toronto and Masters of Business Administration from Queen’s University.

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

Item 11. Executive Compensation.

Director Compensation

          On January 24, 2008, the Board of Directors approved director fees to be paid in the amounts of $10,000.00 each annually for service as directors of the Company, Committee fees to be paid in the amounts of $5,000.00 each annually, and Committee Chair fees to be paid in the amounts of $5,000.00 each annually. We also reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings. Directors are eligible for option and restricted stock grants under our stock option plan. See “Stock Option Plan” below. The following table sets forth information concerning the compensation of our directors for the fiscal year ended January 31, 2009.

					Nonqualified
	Fees Earned			Non-Equity	Deferred	All Other
	or Paid in	Stock	Option	Incentive Plan	Compensation	Compensation
Name	Cash	Awards	Awards	Compensation	Earnings	(1)	Total
Ross Quigley	Nil	$38,000	$47,728	Nil	Nil	$20,000	$105,728
Theodore Popel	Nil	$7,600	$3,182	Nil	Nil	$20,000	$30,782
Christopher
Bradbury	Nil	$3,800	$1,591	Nil	Nil	$10,000	$15,391
Vern Haverstock	Nil			Nil	Nil	$10,000	$10,000
Brandon
Quigley	Nil			Nil	Nil	$10,000	$10,000
Gene Tomsic	Nil			Nil	Nil	$15,000	$15,000
Wallace Weylie	Nil	$3,800	$1,591	Nil	Nil	$10,000	$15,391

(1) The amounts in this column reflect the Director and Committee fees paid through the issuance of common stock.

Compensation of Named Executive Officers

          The following tables summarize all compensation for fiscal years 2009 and 2008 received by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and President and Secretary. We refer to these individuals in this report as our “named executive officers.”

Summary Compensation for the Fiscal Year-Ended January 31, 2009 and 2008

							Nonqualified
						Non-Equity	Deferred	All Other
Name and Principal		Salary		Stock	Option	Incentive Plan	Compensation	Compensation
Position	Year	Salary	Bonus (1)	Awards(2)	Awards(2)	Compensation	Earnings	(3)	Total
Carl Ritter,	2009	$191,369	$549,759	$22,800	$7,955	Nil	Nil	$30,668	$802,551
Chief Executive	2008	$156,000	$25,000	$22,800	$9,960	Nil	Nil	$27,549	$241,309
Officer

Stanton Heintz,	2009	$159,345	$300,000	$19,000	$7,955	Nil	Nil	$21,242	$507,542
Chief Financial	2008	$145,362	$4,016	$19,000	$9,960	Nil	Nil	$17,825	$196,163
Officer and
Chief Operating
Officer

Richard Lye,	2009	$153,800	$300,000	$19,000	$7,955	Nil	Nil	$26,219	$506,974
President and	2008	$117,500	$30,000	$19,000	$9,960	Nil	Nil	$16,285	$192,745
Secretary

Notes:

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2009, including amounts authorized under executive pay plans that will be paid after January 31, 2009.

(2)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2009, in accordance with FAS 123(R) of stock and option awards pursuant to the 2007 Incentive Stock Plan and thus may include amounts from awards granted in and prior to the 2006 fiscal year. Assumptions used in the calculation of these amounts are included in Notes 2 and 12 to our audited financial statements for the fiscal year ended January 31, 2009 included with this report.

(3)	The amounts in these columns represent contributions by Carbiz to defined contribution plans and the following Directors and Committee fees paid through the issuance of common shares.

Name	Year	Amount
Carl Ritter	2009	$20,000
	2008	$15,000
Stanton Heintz	2009	$10,000
	2008	$10,000
Richard Lye	2009	$10,000
	2008	$10,000

Option Grants in Last Fiscal Year

          The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of January 31, 2009.

Outstanding Equity Awards at January 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carl Ritter, Chief Executive Officer	100,000 100,000 106,000 100,000 100,000	Nil	300,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	256,250 (2)	$90,250	Nil	Nil
Stanton Heintz Chief Financial Officer and Chief Operating Officer	100,000 100,000 106,062 104,050 100,000	Nil	300,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	300,000 (2)	$76,000	Nil	Nil
Richard Lye President and Secretary	100,000 100,000 106,950 104,050 100,000	Nil	300,000 (1)	$0.30 $0.30 $0.20 $0.30 $0.13	3/31/2009 7/1/2009 12/14/2009 12/15/2008 1/18/2012	300,000 (2)	$76,000	Nil	Nil

Notes:

(1)	These options become exercisable in five equal installments on the first, second, third, fourth and fifth anniversary of January 19, 2007.

(2)	These shares vest in five equal installments on the first, second, third, fourth and fifth anniversary of January 25, 2007.

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

1998 Stock Option Plan

          On April 21, 1998, we established the 1998 Plan, which authorizes our board of directors to issue stock options to directors, officers, key employees and others who are in a position to contribute to the future success and growth of Carbiz. As of the date of this report, the 1998 Plan is still in effect.

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

Equity Compensation Plans as of January 31, 2009

          The following table gives information about equity securities that may be issued under our current equity compensation plan and our old equity compensation plan, which are described above:

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

Termination of Employment, Change in Responsibilities and Employment Contracts

          We do not have any employment contracts with our executive officers. In addition, there are no compensatory plans or arrangements with any executive officer (including payments to be received from Carbiz or any subsidiary), which result or will result from the resignation, retirement or any other termination of employment of such executive officer or from a change of control of Carbiz or any subsidiary or any change in such executive officer’s responsibilities following a change in control, other than accelerated vesting of stock options and restricted shares.

Report on Re-pricing of Options/SARS

          We did not re-price any options or SARs outstanding during the fiscal year-ended January 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 31, 2009 by: (i) each of our named executive officers; (ii) each of our directors; (iii) each person known to us to beneficially own more than five percent (5%) of our common shares based upon statements filed with the SEC pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner	Common Shares Beneficially Owned
	Number	Percentage
Christopher Bradbury	2,801,358	2.66%
John Gallucci	4,862,511 (1)	4.62%
Vernon Haverstock	758,107 (2)	*
Stanton Heintz	1,313,171 (3)	1.24%
Jon Kochevar	6,819,247 (4)	6.28%
Richard Lye	1,751,662 (5)	1.66%
Medipac International, Inc.	7,447,603 (6)	7.08%
Theodore Popel	4,482,189 (7)	4.22%
Brandon Quigley	3,519,932 (8)	3.34%
Ross Quigley	46,603,324 (9)	36.60%
Carl Ritter	6,440,367 (10)	6.08%
Gene Tomsic	626,549	*
Trafalgar Capital Specialized Investment Fund	8,731,855 (11)	8.30%
Vicis Capital Master Fund	7,175,927 (12)	6.82%
Wallace Weylie	448,462	*
All directors and executive officers as a group (10 persons)	68,745,122 (13)	52.88%

* Indicates less than one percent (1%).

(1) Includes 4,223,511 common shares held in the name of 1144822 Ontario Inc., a company of which Mr. Gallucci is the President and owner of one-third of the outstanding securities. The address for Mr. Galluci is 5160 Explorer Drive, Suite 21, Mississauga, Ontario L4W 4T7 Canada.

(2) Includes 455,478 common shares held in the name of 3031808 NS. Ltd., a company wholly-owned by Mr. Haverstock; and 66,667 held by Mr. Haverstock’s wife.

(3) Includes 410,112 common shares issuable upon exercise of options.

(4) Includes (i) 2,276,246 common shares underlying class A common share purchase warrants; and (ii) 1,138,121 common shares underlying class B common share purchase warrants. The address for Mr. Kochevar is 5307 Hunt Club Way, Sarasota, Florida 34238.

(5) Includes 411,000 common shares issuable upon exercise of options.

(6) The address for Medipac International, Inc. is 180 Lesmill Road, Toronto, Ontario, Canada M3B 2T5. The natural person with voting power and investment power on behalf of Medipac International, Inc. is Mr. Ross Quigley.

(7) Includes (i) 198,000 common shares issuable upon exercise of options; (ii) 464,518 common shares underlying class A common share purchase warrants; and (iii) 232,258 common shares underlying class B common share purchase warrants. Although Mr. Popel is an officer of Medipac International Inc., he disclaims beneficial ownership of the securities held by Medipac International Inc.

(8) Includes (i) 133,334 common shares underlying common share purchase warrants; (ii) 1,092,823 common shares held in trust for Mr. Quigley; and (iii) 1,000,000 common shares held by Mr. Quigley’s wife.

(9) Includes (i) 635,000 common shares issuable upon exercise of options, (ii) 7,447,603 common shares held in the name of Medipac International Inc., a company wholly-owned and controlled by Mr. Quigley; (iii) 1,600,000 common shares held in the name of JonRoss Inc., a company wholly-owned and controlled by Mr. Quigley; (iv) 1,189,000 common shares held in the name of Samuel A. Quigley, who is Mr. Quigley’s son; (v) 7,276,248 common shares underlying class A common share purchase warrants; (vi) 3,638,121 common shares underlying class B common share purchase warrants; (vii) 10,000,000 common shares underlying other common share purchase warrants; and (viii) 1,305,059 common shares held by Mr. Quigley’s wife.

(10) Includes (i) 406,000 common shares issuable upon exercise of options; (ii) 106,755 common shares underlying class A common share purchase warrants; (iii) 53,377 common shares underlying class B common share purchase warrants; (iv) 895,944 common shares held by Mr. Ritter’s wife; and (v) 227,721 common shares underlying class B common share purchase warrants held by Mr. Ritter’s wife.

(11) The address for Trafalgar Capital Specialized Investment Fund is 18851 Northeast 29th Ave., Suite 306, Aventura, FL 33180. The natural person with voting power and investment power on behalf of Trafalgar Capital Specialized Investment Fund is Robert Press.

(12) Includes (i) 2,920,671 common shares underlying class A common share purchase warrants; and (ii) 1,460,334 common shares underlying class B common share purchase warrants. The address for Vicis Capital Master Fund is 126 East 56th Street, Tower 56, 33 Suite 700, New York, New York 10022. The natural persons with voting power and investment power on behalf of Vicis Capital Master Fund are John Succo, Sky Lucas and Shad Stastney.

(13) Includes (i) 2,060,112 common shares issuable upon exercise of options; (ii) 7,847,521 common shares underlying class A common share purchase warrants; (iii) 4,151,477 common shares underlying class B common share purchase warrants; and (iv) 10,000,000 common shares underlying other common share purchase warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Described below are certain transactions or series of transactions since January 31, 2007, and proposed future transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common shares, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under Item 10 of this report.

          On January 24, 2008, the board of directors of the Company approved the purchase from JonRoss, Inc. of its 50% membership interest in Carbiz Auto Credit JV1, pursuant to a purchase agreement, dated January 24, 2008 (the “Purchase Agreement”), by and between the JonRoss and Carbiz USA, Inc., a subsidiary of the Company. The Purchase Agreement was entered into by the Company and the transaction consummated on the same date.

          The consideration payable by Carbiz USA to the Seller was $600,000, paid through the issuance by the Company of 1,600,000 shares of common stock and a promissory note from Carbiz USA in the principal sum of $200,000. The shares of common stock were valued at $0.25 per share, the closing price of the stock on January 23, 2008. The note bore interest at an annual rate of 8%, and all principal and interest was paid on March 24, 2009. The Company had guaranteed the obligations of Carbiz USA under the note.

          On October 1, 2007, the Company completed a financing with a group of investors, which include the spouse of Carl Ritter, Chief Executive Officer of the Company, the spouse of Vernon Haverstock, who is a director of the Company, Ross Quigley, Brandon Quigley, Theodore Popel and Christopher Bradbury, each of whom is a director of the Company, and certain companies or trusts controlled by them. A committee of the Board of Directors of the Company, composed of two directors who were not purchasing any of the debentures and warrants, approved the issuance of the debentures and warrants, finding the transaction to be in the best interest of the Company and the shareholders based upon the necessity for the Company to raise the additional funds quickly in order to be able to consummate the Calcars transaction (See Note 9).

          On February 20, 2009 the Company issued warrants to Ross Quigley, a director and significant shareholder of the Company, to purchase up to 10 million shares of Company common stock at any time prior to February 20, 2014 for US$.08 per share (the “New Quigley Warrant”). The warrants were issued in connection with the closing of the Asset Purchase Agreement and the New Loan Agreement, and as a condition to the exercise of certain warrants previously issued to Mr.Quigley.

          We believe that the foregoing transactions with our officers, directors and other related parties were on terms no less favorable than could have been obtained from independent third parties.

          We do not believe that any of our current directors are considered “independent” under Rule 5605(a)(2) of the National Association of Securities Dealers listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

          The following is a summary of the fees that we incurred with Cherry, Bekaert & Holland, L.L.P. successor firm by merger to Aidman, Piser & Company, P.A. and Aidman, Piser & Company, P.A. related to the following 2009 and 2008 services:

          Cherry, Bekaert & Holland, L.L.P. billed our company $447,509 for professional services for the audits of our company’s annual consolidated financial statements for the year ended January 31, 2009, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended January 31, 2009, and other required Securities Act filings. Aidman Piser, the predecessor company prior to merger with Cherry, Bekaert & Holland L.L.P., billed our company $220,075 for professional services for the audits of our company’s annual consolidated financial statements for the year ended January 31, 2008, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended January 31, 2008, and other required Securities Act filings.

Audit-Related Fees

          Fees billed by Cherry, Bekaert & Holland L.L.P for audit-related services totaled $0 for the year ended January 31, 2009. Audit-related fees incurred by Aidman Piser totaled $60,119 for the year ended January 31, 2008. Services provided were related to the review of a registration statement on Form F-3 and amendments for consent and to the review of matters related to acquisitions.

Tax Fees

          Cherry Bekaert & Holland L.L.P. billed our company $30,900 for services related to tax compliance, federal and state tax reporting and tax planning in 2009. Aidman Piser, the predecessor company prior to merger with Cherry, Bekaert & Holland L.L.P., billed our company $26,700 for services related to tax compliance, federal and state tax reporting and tax planning in 2008.

All other Fees

          There were no other fees billed for professional services rendered by Cherry Bekaert & Holland L.L.P for the fiscal years ended January 31, 2009 or by Aidman Piser during the fiscal year ended January 31, 2008.

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

          There were no fees in Fiscal Years 2009 and 2008 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit
Number	Description
3.1	Articles of Incorporation dated March 31, 1998 (Previously filed as an exhibit to Form SB- 2 on November 2, 2005)
3.2	Articles of Amendment dated April 15, 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.3	Articles of Amendment dated April 22, 1998 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.4	Articles of Amendment dated September 1, 1999 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.5	Articles of Amendment dated October 30, 2002 (Previously filed as an exhibit to Form SB- 2 on November 2, 2005)
3.6	Articles of Amendment dated July 15, 2003 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.7	Bylaw No. 1 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
3.8	Bylaw No. 2 (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.1	Specimen of Common Share Certificate (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.2	Specimen of Preferred Share Certificate (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.3	Form of Class A Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2/A on June 30, 2006)
4.4	Form of Class B Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2/A on June 30, 2006)
4.5	Form of Agent’s First Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.6	Form of Agent’s Second Common Share Purchase Warrant (Previously filed as an exhibit to Form SB-2 on November 2, 2005)
4.7	Secured Convertible Debenture ($2,500,000), dated February 28, 2007, issued to Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.8	$0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.9	Replacement Warrant for $0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on October 12, 2007)
4.10	$0.15 Purchase Warrant (February 2007) (Previously filed as an exhibit to Form 8-K on March 12, 2007)
4.11	Replacement Warrant (Previously filed as an exhibit to Form 8-K on October 12, 2007)
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
4.22

Form of 11% Convertible Debenture ($800,000 in aggregate), dated August 31, 2007, issued to investors in private placement (September 2007) (Previously filed as an exhibit to Form 8-K on October 2, 2007)

4.23	Form of $0.01 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8- K on October 2, 2007)
4.24	Form of $0.10 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8- K on October 2, 2007)
4.25	Form of $0.15 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8- K on October 2, 2007)
4.26	Form of $0.20 Purchase Warrant (October 2007) (Previously filed as an exhibit to Form 8- K on October 2, 2007)
4.27	Warrant in favor of Dealer Services Corporation for 9,718,289 shares of common stock (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
4.28	Warrant in favor of Ross Quigley for 10 million shares of common stock (Previously filed as an exhibit to Form 8-K dated February 20, 2009)
4.29	Warrant in favor of Dealer Services Corporation for 750,000 shares of common stock (Previously filed as an exhibit to Form 8-K dated February 20, 2009)
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

10.22	Security Agreement, dated August 31, 2007, by and between Carbiz, Inc., and Trafalgar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8- K on September 14, 2007)
10.23

Securities Purchase Agreement for $1,000,000 of Subordinated Debentures, dated August 31, 2007, by and among Carbiz, Inc., and Trafalgar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on September 14, 2007)

10.24

Registration Rights Agreement, dated August 31, 2007, by and among Carbiz, Inc., and Trafalgar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on September 14, 2007)

10.25

Escrow Agreement, dated February 27, 2008 by and among Carbiz, Inc., Trafalgar Capital Specialized Investment Fund, Luxemborg, and James G. Dodrill II, P.A. (Previously filed as an exhibit to Form 8-K on March 12, 2007)

10.26

Amended and Restated Loan and Security Agreement, dated October 1, 2007, by and among Carbiz USA Inc., Carbiz Inc., SWC Services, LLC, and AGM, LLC (Previously filed as an exhibit to Form 8-K on October 2, 2007)

10.27

Securities Purchase Agreement for $1,500,00 Convertible Subordinated Debentures, dated September 26, 2007 with Trafalgar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8-K on October 2, 2007)

10.28	Security Agreement, dated September 26, 2007, by and between Carbiz, Inc. and Trafalgar Capital Specialized Investment Fund, Luxemborg (Previously filed as an exhibit to Form 8- K on October 2, 2007)
10.29	Registration Rights Agreement (September 2007) (Previously filed as an exhibit to Form 8- K on October 2, 2007)
10.30	Asset Purchase Agreement, dated December 24, 2007, by and between AGM, LLC, and Texas Auto Credit, Inc. (Previously filed as an exhibit to Form 8-K on December 31, 2007)
10.31

Second Amended and Restated Loan and Security Agreement, dated December 24, 2007, by and among Carbiz USA, Inc., SWC Services, LLC, and AGM, LLC (Previously filed as an exhibit to Form 8-K on December 31, 2007)

10.32	Purchase Agreement, dated January 24, 2008, by and between JonRoss, Inc. and Carbiz USA Inc. (Previously filed as an exhibit to Form 8-K on January 29, 2008)
10.33

Asset Purchase Agreement between Carbiz, Inc., Constellation Homebuilder Systems Inc., and Constellation Homebuilder Systems, Corp., dated July 2, 2008 (Previously filed as an exhibit to Form 8-K dated July 2, 2008)

10.34	Term Agreement between Carbiz, Inc., and Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 15, 2008 (Previously filed as an exhibit to Form 8-K dated September 15, 2008)
10.35

Asset Purchase Agreement, dated January 16, 2009, between Carbiz Inc., its operating subsidiaries, Dealer Services Corporation, Ronald Peterson, as Trustee, and the other parties thereto (Previously filed as an exhibit to Form 8-K dated January 16, 2009).

10.36	Third Amended and Restated Loan and Security Agreement, dated January 16, 2009, between Carbiz Inc., its operating subsidiaries, Dealer Services Corporation and the other parties thereto (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.37	Form of Registration Rights Agreement in favor of Dealer Services Corporation (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.38	Amended and Restated Carbiz Inc. Guaranty in favor of Dealer Services Corporation, dated January 16, 2009 (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.39	Carbiz USA Inc. Guaranty in favor of Dealer Services Corporation, dated January 16, 2009 (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.40	Form of Floor Plan Financing Notes in favor of Dealer Services Corporation (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.41	Fifth Amendment and Reaffirmation, dated January 16, 2009, by Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K dated January 16, 2009)
10.42

Fourth Amended and Restated Loan and Security Agreement, dated February 25, 2009, between Carbiz Inc., its operating subsidiaries, Dealer Services Corporation and the other parties thereto (Previously filed as an exhibit to Form 8-K dated February 20, 2009)

10.43	Sixth Amendment and Reaffirmation, dated February 23, 2009, by Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K dated February 20, 2009)
14	Code of Ethics
21	List of Subsidiaries
23	Consent of Cherry, Bekaert & Holland, LLP
24	Power of Attorney (Included on the signature pages to the report)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350

CARBIZ INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Carbiz Inc.,

          We have audited the accompanying consolidated balance sheets of Carbiz Inc. and Subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbiz Inc. and Subsidiaries as of January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred cumulative net losses of approximately $33.4 million during the two years ended January 31, 2009 and has a working capital and stockholders’ deficit of approximately $48.1 and $34.7 million, respectively, as of January 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on recoverability and classification of assets nor the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P.

Tampa, Florida
April 24, 2009

CARBIZ INC.
Consolidated Balance Sheets
January 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT
Cash and cash equivalents	$674,624	$1,141,271
Accounts receivable, net	85,649	84,916
Current portion of notes receivable, net	5,945,345	16,389,259
Inventory	2,923,696	2,554,836
Prepaid expenses and other assets	333,046	469,207
	9,962,360	20,639,489
NOTES RECEIVABLE, NET, LESS CURRENT PORTION	13,999,053	8,649,284
DEFERRED FINANCING COSTS	625,197	1,362,593
PROPERTY AND EQUIPMENT	596,415	767,995
GOODWILL	-	438,283
	$25,183,025	$31,857,644

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$4,527,041	$3,078,560
Notes Payable:
Line of credit	36,696,175	17,580,169
Inventory floor plan	4,596,590	1,421,151
Related party	200,000	200,000
Current portion of capital lease obligation	2,620	8,104
Current portion of convertible debentures	255,113	435,597
Derivative liabilities	11,796,217	8,844,036
Deferred revenue	1,985	59,753
	58,075,741	31,627,370

CAPITAL LEASES, LESS CURRENT PORTION	-	2,621
CONVERTIBLE DEBENTURES, LESS CURRENT PORTION	1,855,330	312,405
NOTES PAYABLE, LESS CURRENT PORTION		17,423,298
	59,931,071	49,365,694
COMMITMENTS AND CONTINGENCIES (Note 17)	-	-

STOCKHOLDERS' DEFICIT
COMMON STOCK	19,364,233	17,318,021
Unlimited shares authorized, 87,744,296 and
64,870,681 common shares issued and outstanding
as at January 31, 2009 and 2008, respectively
ADDITIONAL PAID-IN CAPITAL	6,788,937	6,635,303
OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(60,516,019)	(41,076,177)
	(34,748,046)	(17,508,050)
	$25,183,025	$31,857,644

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Operations
Years ended January 31, 2009 And 2008

	2009	2008
REVENUE
Used car sales	$28,279,554	$3,759,304
Software and consulting services	1,162,249	2,261,836
Interest income	6,164,859	2,133,949
	35,606,662	8,155,089
COST OF REVENUE
Used car sales	20,361,876	3,587,999
Software and consulting services	858,383	1,104,888
	21,220,259	4,692,887

GROSS PROFIT	14,386,403	3,462,202
OTHER OPERATING (INCOME) EXPENSE
Personnel expenses	4,483,867	1,594,442
Selling expenses	814,808	478,814
Professional fees	1,167,503	1,097,301
Provision for loan losses	12,739,062	8,045,665
Other Operating Expenses	4,359,881	3,181,120
Gain on debt forgiveness	-	(391,337)
	23,565,121	14,006,005

LOSS FROM OPERATIONS	(9,178,718)	(10,543,803)

OTHER INCOME (EXPENSE)
Interest expense	(9,077,635)	(2,254,949)
Loss on disposal of assets	(321,746)	-
Gain (loss) on derivative financial instruments	(1,731,969)	45,000
Loss on extinguishment of debt	(1,205,720)	-
Gain on sale of software operations	2,514,229	-
Loss on impairment of goodwill	(438,283)	-
Write-off of deferred financing costs	-	(1,533,394)
Minority interest in losses	-	44,453
LOSS BEFORE INCOME TAXES	(19,439,842)	(14,242,693)
INCOME TAXES	-	-
NET LOSS	$(19,439,842)	$(14,242,693)
LOSS PER SHARE:
Basic	$(0.26)	$(0.23)
Diluted	$(0.28)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,883,892	61,314,674
Diluted	77,364,415	61,314,674

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Stockholders' Deficit
Years Ended January 31, 2009 and 2008

			Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Capital
	Common Stock		Capital	Loss	Deficit	Deficiency
	Shares	Amount
Balance at February 1, 2007	60,824,404	$16,274,119	$6,222,397	$(385,197)	$(26,833,484)	(4,722,165)

Share-based compensation:
Common stock	680,000	129,200				129,200
Common stock options			111,544			111,544
Exercise of common stock warrants	1,160,501	349,702				349,702
Issuance of warrants for services			140,000			140,000
Issuance of common stock for services	125,000	40,000				40,000
Issuance of warrants in connection
with convertible debentures			133,814			133,814
Reclassification of derivative liability
to equity			27,548			27,548
Common stock issued for director's fees	480,776	125,000				125,000
Common stock issued for acquisition
of minority interest	1,600,000	400,000				400,000

Net loss					(14,242,693)	(14,242,693)
Balance at January 31, 2008	64,870,681	17,318,021	6,635,303	(385,197)	(41,076,177)	(17,508,050)

Exercise of common stock warrants	1,256,548	182,149				182,149

Share-based compensation:
Common stock	830,000	168,200				168,200
Common stock options			86,579			86,579

Issuance of shares for services	250,000	37,500				37,500

Conversion of debentures to common stock	14,037,067	1,008,363				1,008,363

Common stock issued for debt extinguishment	6,500,000	650,000	67,055			717,055

Net loss					(19,439,842)	(19,439,842)
Balance at January 31, 2009	87,744,296	$19,364,233	$6,788,937	$(385,197)	$(60,516,019)	$(34,748,046)

The accompanying notes are integral part of these consolidated financial statements.

CARBIZ INC.
Consolidated Statements of Cash Flows
Years Ended January 31, 2009 and 2008

	2009	2008
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES
OPERATING
Net loss for the year	$(19,439,842)	$(14,242,693)
Items not affecting cash:
Depreciation of property and equipment	145,178	91,249
Minority interest in losses	-	(44,453)
Loss on disposal of assets	321,746	-
Loss on impairment of goodwill	438,283	-
(Gain) loss on derivative financial instruments	1,731,969	(45,000)
Gain on sale of software operations	(2,514,229)	-
(Gain) loss on debt forgiveness	1,205,720	(391,337)
Write-off of deferred financing costs		1,533,394
Amortization of deferred financing costs	529,775	360,771
Amortization of debt discount	3,289,800	195,312
Share-based compensation	292,279	519,078
Provision for loan losses	12,739,062	8,045,665
Net changes in non-cash operating assets and liabilities net of acquisitions:
Accounts receivable	(88,145)	(41,580)
Notes receivable	(7,578,526)	1,348,933
Prepaids and other assets	136,161	(254,175)
Inventory	(368,860)	(1,865,120)
Deferred costs
Accounts payable and accrued liabilities	1,494,857	1,289,343
Deferred revenue	(49,654)	(111,291)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(7,714,426)	(3,611,904)
INVESTING
Proceeds from disposal of assets	2,500,000	-
Acquisition of Calcars assets	-	(18,559,709)
Acquisition of Houston assets	-	(16,000,000)
Acquisition of property and equipment	(313,367)	(269,133)
NET CASH FLOWS FROM INVESTING ACTIVITIES	2,186,633	(34,828,842)
FINANCING
Proceeds from term loan financing	32,287,179	34,559,709
Repayment of capital lease obligation	(8,105)	(7,663)
Proceeds from line of credit	-	1,864,909
Repayment long-term debt	(27,419,032)	(215,990)
Repayment of related party debt	-	(230,000)
Proceeds from Trafalgar debenture, including derivative components	-	5,038,627
Payment of deferred financing costs	-	(2,232,763)
Proceeds from exercise of warrants	182,149	349,702
NET CASH FLOWS FROM FINANCING ACTIVITIES	5,042,191	39,126,531
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	18,955	387,496
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(466,647)	1,073,281
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,141,271	67,990
CASH AND CASH EQUIVALENTS, END OF YEAR	$674,624	$1,141,271

The accompanying notes are an integral part of these consolidated financial statements.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Business and organization

Carbiz Inc. (the “Company”) was incorporated pursuant to the provisions of the Business Corporations Act of Ontario (“OBCA”) under the name “Data Gathering Capital Corp.” on March 31, 1998. On September 1, 1999, the Company changed its name by articles of amendment under the OBCA to Carbiz.com Inc., and then changed its name again on July 15, 2003 to Carbiz Inc. As of October 3, 2006, the Company’s common shares are quoted on the United States Over-the-counter Bulletin Board. Prior to such date, the Company’s common shares were traded on the TSX Venture Exchange (“TXSV”), formerly the Canadian Venture exchange (“CDNX”).

References to the Company include the Company’s consolidated subsidiaries. Prior to February 2009, the Company’s operations were principally conducted through its four operating subsidiaries: Carbiz USA Inc., a Delaware corporation (“USA”), Carbiz Auto Credit, Inc. (“CAC”), a Florida corporation, Carbiz Auto Credit AQ, Inc. (“AQ”), a Florida corporation, and Texas Auto Credit, Inc. (“Texas Auto”), a Florida corporation. Collectively, Carbiz Inc., USA, CAC, AQ, and Texas Auto are referred to herein as “Carbiz” or the “Company”.

All dollar figures presented in the consolidated financial statements are denominated in U.S. dollars unless otherwise indicated.

The Company primarily is in the business of selling and financing used automobiles. The Company operates 26 credit centers which sell and finance used automobiles of which 23 were acquired on October 1, 2007 and are located throughout the Midwest in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio, Oklahoma and 1 location in Houston, Texas acquired on December 24, 2007. In addition to the acquired dealerships, the Company also continues to operate its 2 Florida dealerships, which began operations in 2005. On July 2, 2008, the Company sold certain assets and liabilities related to its software operations that were used in the development, marketing, distribution and support of software and Internet products for the automotive sales finance industry. The Company did retain its automotive consulting business.

Since the addition of the Midwest and Houston locations, the Company’s monthly revenue rates have increased substantially. However, even with the increased revenue, the Company’s ability to continue its operations is dependent upon its ability to achieve profitable operations and to obtain 3rd party financing for its inventory purchases and its financed automobile sales. On February 20, 2009, the Company entered into an agreement with Dealer Services Corporation, (“DSC”), to provide both Floor Plan financing and Leased car financing. This new credit facility will replace the former credit facilities with SWC Services, LLC (“SWC”), which declared bankruptcy on October 20, 2008. See Notes 6 and 10.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances with banks and investments in term deposits that are readily convertible into cash with an original term to maturity of 90 days or less. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In October and

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

November 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is scheduled to expire on December 31, 2009, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of January, 31 2009, the Company had $935,875 deposited in banks, which exceed these insured amounts.

Financial instruments and risk management

The carrying amount of financial instruments including cash and cash equivalents, capital leases, accounts receivable, notes receivable, accounts payable and accrued liabilities approximates fair value due to the limited term of these instruments. The carrying value of the long-term debt was subsequently adjusted (see Note 21). The carrying value of the convertible debentures approximates fair value as a significant portion of the debentures were modified during the year ended January 31, 2009 and were recorded at fair value based on the Company’s borrowing rate.

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

Credit risk

Credit risk arises from the possibility that the Company’s customers may experience financial difficulty and be unable to fulfill their financial obligations. The risk is mitigated through proactive credit screening, strict underwriting standards, and stringent collection policies and procedures.

Foreign currency risk

The Company conducts most of its business in the United States of America. The Company’s exposure to foreign currency risk arises from purchases denominated in Canadian dollars. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. As of January 31, 2009 and 2008, the Company had Canadian dollar denominated assets of Cdn $0 and Cdn $547, respectively and, the Company had Canadian dollar liabilities of Cdn $0 and Cdn $3,437,360, respectively. During the years ended January 31, 2009 and 2008, the Company recorded foreign exchange gains of $18,955 and $387,496, respectively.

Accounts and notes receivable, allowance for loan losses and concentration of credit risk

Accounts and notes receivable consist of balances due from customers related to the sale of used automobiles or consulting services and are presented in the consolidated balance sheet net of an allowance for doubtful accounts and loan losses. Notes receivable have remaining terms of 12 to 48 months requiring weekly, bi-weekly or monthly payments. Interest is calculated weekly based on the outstanding balance. The allowances reflect the Company’s best estimate of probable losses inherent in the accounts and notes receivable balances. The Company determines the allowances based on known troubled accounts, historical experience, credit quality of customers and other industry and Company economic considerations.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

The Company initiates steps to pursue collection of payments for notes receivable upon the customer’s first missed payment. The Company takes steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). Notes receivable balances for accounts held in repossession are included in Notes receivable, net, in the consolidated balance sheets. Accounts are charged off at the earlier of the expiration of the applicable State’s statutory notice period for repossessed accounts (from 0 to 30 days), or when management determines timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile. When a customer’s account becomes severely delinquent, the Company suspends accrual of interest income.

The Company maintains an allowance for loan losses on an aggregate basis for the notes receivable portfolio. Management considers the allowance for loan losses to be sufficient to cover estimated losses in the collection of outstanding notes receivable. The allowance is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for loan losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance.

For accounts where the automobile was repossessed, the difference between the loan balance and the fair value of the repossessed automobile (based on the average wholesale selling price at auction) is charged to the allowance for loan losses. Generally, repossessed automobiles are sold at auction. On average, accounts are approximately 90 days past due at the time of write-off. The Company suspends accrual of interest income when the repossession process is initiated. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for loan losses.

The Company expenses all costs incurred in connection with the process of initiating, refinancing or restructuring notes receivable to include all costs related to underwriting, securing collateral, closing transactions, processing loan documents, and determining credit worthiness.

Inventory

Inventory consists of used vehicles and is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with the issuance of convertible debentures and entering into term loans, lines of credit, and inventory floor plans and are amortized over the term of the related financial instruments. Deferred financing costs of approximately $625,000 will be charged to operations effective February 20, 2009, upon extinguishment of the related outstanding notes payable (See Notes 6 and 10).

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per share

Losses per share were computed based on the following basic and diluted weighted average common stock shares outstanding:

	2009	2008
Losses attributable to common stockholders	$19,439,842	$14,242,693
Basic:
Weighted average shares outstanding	73,883,892	61,314,674
Loss per common share - basic	$(0.26)	$(0.23)
Diluted:
Weighted average shares outstanding - basic	73,883,892	61,314,674
Effect of dilutive securities	4,280,841	-
Adjusted weighted average share	78,164,733	61,314,674
Loss per common share (diluted)	$(0.28)	$(0.23)

The effects of 7,421,891 stock options, 2,409,534 common stock warrants, 2,040,000 non-vested shares from an incentive stock grant and 123,151,049 shares indexed to the derivative liabilities outstanding have been excluded from dilutive securities as their effect would be anti-dilutive.

Share-based compensation

The Company uses the fair-value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s common stock over the expected term of the options. The expected term of options granted to employees is derived using the “simplified method” which computes expected terms as the average of the sum of the vesting term plus the contract term. The risk-free interest rate is based on the U.S. Treasury yield rates in effect at the time of grant for the period of the expected term.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on guidance of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Effective February 1, 2008, the Company adopted the provisions of FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of FAS 157 did not materially impact the Company’s consolidated financial position and results of operations.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 describes three levels of inputs that may be used to measure fair value as follows:

Level 1 - quoted prices in active markets for identical assets or liabilities;
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

The following table summarizes the level of inputs used to measure certain financial instruments at fair value on a recurring basis as of January 31, 2009, and 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Derivative
liabilities at
January 31, 2009	$--	$--	$11,796,217	$11,796,217
Derivative
liabilities at
January 31, 2008	$--	$--	$8,844,036	$8,844,036

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation is provided on the straight line basis over the estimated useful lives of the assets as follows:

Furniture and equipment	-	5 years
Computer equipment	-	3 years
Leasehold improvements	-	Lesser of the useful lives of the assets or term of the leases

The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected undiscounted future cash flows expected to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down is charged to the statement of operations based on the difference between the carrying value and the future discounted cash flows. Upon retirement or sale of an asset its cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the Statement of Operations.

Goodwill

Goodwill consisted of the excess purchase price associated with the purchase of the minority interest in a dealer location in Florida. Goodwill is accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). Goodwill is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company recognized impairment losses of approximately $438,000 during the year ended January 31, 2009 as management does not expect this amount to be recoverable from future cash flows of this location.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The Company recognizes interest and penalties related to income tax liabilities in income tax expense.

Revenue recognition

The Company’s revenue is primarily derived from the sale of used vehicles and consulting services to dealers in the automobile industry. The Company recognizes revenue in accordance with SEC Staff Accounting

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Bulletin (“SAB”) 104. For software and software related revenue, the Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9 issued in December 1998 for all software or software related revenue.

(1)	Used automobile sales:

The Company recognizes revenue on the sale of automobiles upon execution of the sales contract, the customer taking possession of the automobile, and financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain financing of the automobile through the Company.

(2)	Services and Commissions

During fiscal year 2008 and through July 2, 2008 the Company generated recurring revenue from several sources, including the sale of maintenance and support on its software products, until the software operations were sold in July 2008. The Company also generates nonrecurring revenue from consulting fees for implementation, installation, data conversion, training seminars and consulting services to the automobile industry. Revenue is recognized when a signed contract has been executed, the services have been delivered, fees are fixed or determinable, collectability is reasonable assured and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(3)	Licenses

During fiscal year 2008 and through July 2, 2008 the Company recorded product revenue from licenses when persuasive evidence of an arrangement existed, the product had been delivered, there were no significant uncertainties surrounding product acceptance, the fees were fixed or determinable and collection was considered probable. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue was not recognized until acceptance occurred. The Company used the residual method to recognize revenue on delivered elements when a license agreement included one or more elements to be delivered at a future date, if evidence of the fair value of all undelivered elements existed. If an undelivered element for the arrangement existed under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

Prior to February 2005, the majority of the Company’s license revenues were derived from arrangements where a customer paid an initial set-up fee and then continue on either month-to-month or annual contracts which may be cancelled with appropriate notice. Upon cancellation, the software ceases to function as originally intended. In these cases, the initial set-up fees were deferred and amortized over the expected life of the relationship, which was four years. The month-to-month or annual fees were recognized on a monthly basis, subject to collection of such amounts being probable. During 2006, the Company began to separate the relationship between initial set-up fees and the monthly and annual support contracts. In 2006, under these updated contracts, if support is cancelled, the software is not affected. In these cases, the initial set-up fee was recognized when the software installation was completed and the customer had accepted the installation.

(4)	Products

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Selling and advertising expenses

Selling expenses include specific selling payroll costs, as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense of approximately $549,000 and $157,00 was charged to operations during the years ended January 31, 2009 and 2008.

Derivative instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net- cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value, in the Company’s consolidated financials.

The Company estimates fair values of derivative financial instruments using the Black-Scholes-Merton or the Flexible Monte Carlo valuation models which embody all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes

Use of estimates

In preparing the Company’s consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowances for doubtful accounts and loan losses, accrued liabilities, share-based payments, derivative liabilities and contingencies.

Reclassifications:

Common stock shares, common stock and additional paid-in capital balances as of January 31, 2009 and 2008 included in the consolidated financial statements have been reclassified to properly reflect the outstanding common shares and balances as follows:

	January 31, 2009			January 31, 2008
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Common Stock Shares	Common Stock	Additional Paid-in Capital
As previously reported	67,590,681	$16,274,119	$ 7,679,205	64,224,404	$16,274,119	$ 6,222,397
Correction of classification	(2,720,000)	1,043,902	(1,043,902)	(3,400,000)	-	-
As reclassified	64,870,681	$17,318,021	$ 6,635,303	60,824,404	$16,274,119	$ 6,222,397

The reclassification had no impact on the results of operations or financial position of the Company.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Effect of recent accounting pronouncements

In March 2008, the FASB issued Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements in the quarterly period ending April 30, 2009.

In May 2008, the FASB issued Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of the consolidated financial statements.

In May 2008, the FASB affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The Company does not expect the adoption of FSP APB-14-1 to have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF- 07-5). EITF 07-5 clarifies the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company has not determined the impact, if any, that the adoption of this standard will have on its financial statements.

2.	LIQUIDITY AND MANAGEMENT’S PLANS

As of January 31, 2009, the Company had $674,624 in cash and cash equivalents and negative working capital of $48,113,381. The Company has financed the cash flow deficit from operations through third party financings for floor plan and receivable funding and from the sale of common stock, convertible debt, and the exercise of warrants and options on the Company’s common stock. The Company has incurred significant net losses and negative cash flows from operations for the two years ended January 31, 2009. As of January 31, 2009, the Company had a stockholders’ deficit of $34.7 million, versus $17.5 million at January 31, 2008.

In 2007, the Company financed operations through the closing of three separate secured convertible debt financings with Trafalgar with an aggregate face value of $5.0 million. The proceeds were used to support operations, for general working capital purposes, and for opportunities for expansion of the business. In

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

2.	LIQUIDITY AND MANAGEMENT’S PLANS (continued)

September 2008, the payment terms and effective interest rates were modified and the Company incurred additional interest and interest charges of approximately $800,000 due on these debentures over the remaining term. In October 2007, the Company also closed $800,000 of unsecured convertible debt financing which was also used for general working capital purposes. In fiscal year 2009, the Company converted approximately $890,000 of principal and interest related to the convertible debentures to the Company’s common stock. The remaining principal of approximately $5.9 million plus interest is due in fiscal year 2010 ($800,000) and in fiscal year 2011 ($5,100,000).

In February 2009, the Company completed a restructuring of floor plan and receivables debt held by SWC Services LLC (SWC) with Dealer Services Corporation (DSC). The restructured debt agreement provides the Company with a maximum credit facility of $19.5 million for floor plan and receivables financing. Although the Company had approximately $41.3 million of outstanding notes payable as of January 31, 2009, effective February 22, 2009, the Company is only obligated to repay $12.0 million of this amount due to the restructuring with SWC and DSC. The $12.0 million is payable in installments over the next 24 months and is included in the aforementioned new credit facility.

The Company’s existing cash and cash equivalents are believed by management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through fiscal year 2010. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Therefore, additional capital may be required in order to proceed with the Company’s current plan for operations in the Buy-Here-Pay-Here and Lease-Here-Pay-Here industries. The Company’s ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as business performance. There can be no assurance that the Company will be successful in these efforts to arrange additional financing, if needed, on terms satisfactory to it or at all. The failure to obtain adequate financing could result in a substantial curtailment of its operations. Accordingly, the Company anticipates that it may be required to raise additional capital through a variety of sources, including:

public equity markets;
private equity financings;
public or private debt; and
exercise of existing warrants and stock options

The recent worldwide financial and credit crisis has strained investor liquidity and contracted credit markets. If this environment continues or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when the Company requires additional financial investment. If the Company is unable to attract additional funds it may adversely affect its ability to achieve its development and commercialization goals, which could have a material and adverse effect on its business, results of operations and financial condition.

3.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The average balance of outstanding notes receivable was approximately $20.5 million and $16.7 million during the years ended January 31, 2009 and 2008, respectively. We earned approximately $6.2 million of interest income with an average yield of 20.1% and 20.4% on loans receivable during the years ended January 31, 2009 and 2008, respectively. Those amounts have been included as interest income within Revenues in these consolidated financial statements. We paid an average effective interest rate of 12% to finance the notes receivable balances during both the years ended January 31, 2009 and 2008.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

3.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (continued)

Accounts and notes receivable consist of the following:

	Active Account Balances as of January 31, 2009
			Accounts		Accounts
	Active		Held in		Delinquent >
	Accounts		Repossession		90 Days		Total
Trade accounts receivable	$25,092						$25,092
Other Receivables	61,650						$61,650
Less: Allowance for doubtful accounts	1,093						1,093
	$85,649		$-		$-		$85,649

Notes receivable - vehicle sales	$24,703,970		$1,092,494		397,965		$26,194,429
Less: Allowance for loan losses	4,759,572		1,092,494		397,965		6,250,031
	$19,944,398		$-		$-		$19,944,398

Notes Receivable :
Current	$5,945,345	$		$		$
Long-Term	13,999,053	$		$		$

	Number of Accounts as of January 31, 2009
Trade Accounts	57			57
Other Receivables	411			411
Notes Receivable	4534	153	68	4755

The future maturities of the non-current portion of $13,999,053 is based upon an average remaining portfolio life of 41 months. The future maturities for fiscal year 2010, 2011 and 2012 are approximately $5.8 million, $5.8 million, and $2.4 million, respectively.

As a result of the U.S. and the industry’s economic and financial condition, during the fourth quarter of Fiscal Year 2009, management performed a further strategic review of the Company’s collection policies and procedures and collection efforts. Although the Company has not changed the methodology for determining the appropriateness of the allowance for loan losses, the Company has increased its loan loss reserve rate to primarily reflect higher expected losses due to the continued weakening of the U.S. economy and rising unemployment in the U.S.

Allowance for loan loss activity is as follows for the years ended January 31, 2009 and 2008:

	Software and	Used Car
	Consulting	Sales
February 1, 2007	$4,345	$79,430
Reserve established at acquisition		8,668,164
Provision for loan losses	5,146	8,040,519
Write-offs of gross notes receivable	(948)	(9,182,996)
Fair value of repossessed vehicles		107,000
Recoveries of notes receivable		35,071
January 31, 2008	$8,543	$7,747,188
Provision for loan losses	$61,591	$12,677,471
Write-offs of gross notes receivable	(69,041)	(16,210,919)
Fair value of repossessed vehicles		2,032,547
Recoveries of notes receivable		3,744
January 31, 2009	$1,093	$6,250,031

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of January 31:

	2009	2008
Furniture and equipment	$187,019	$112,433
Computer equipment	54,840	306,257
Computer software	146,054	-
Leasehold improvements	389,003	680,752
Total cost	776,916	1,099,442
Less: Accumulated Depreciation	(180,501)	(331,447)
	$596,415	$767,995

Depreciation expense was $145,179 and $91,249 for the fiscal years ended January 31, 2009 and 2008, respectively.

All property and equipment is pledged as collateral under the debt obligations to Trafalgar and SWC.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at January 31:

	2009	2008
Accounts payable	$1,280,182	$1,828,771

Accrued liabilities
Deferred finance costs	-	401,042
Payroll	1,171,956	302,463
Interest	1,852,559	188,254
Other	222,344	358,030
	$4,527,041	$3,078,560

6.	NOTES PAYABLE

Notes payable consists of the following as of January 31:

Floor Plan Houston
Floor Plan
	2009	2008
Revolving line of credit	$14,092,594	856,426
Term line of credit	22,603,581	34,147,041
Floor plan note payable	4,596,590	1,421,151
	$41,292,765	$36,424,618

Current	$41,292,765	$19,001,320

Notes payable are due to SWC Services LLC (SWC) and have been classified as a current liability on the accompanying 2009 consolidated Balance Sheet as a result of the Company’s decision to suspend, in September 2008, depositing loan collections in bank accounts controlled by SWC as required under the loan agreement as a result of SWC’s bankruptcy filing.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

6.	NOTES PAYABLE (continued)

On January 29, 2009, the United States Bankruptcy Court for the Northern District of Illinois, which has jurisdiction over the bankruptcy of SWC, issued an order approving the transfer of SWC’s interests in the Loan Agreement and related loan documents to Dealer Services Corporation (“DSC”), pursuant to the terms of the asset purchase agreement between DSC and the trustee. See Note 10 for further discussions of the amended and restated loan and security agreement,

7.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of January 31:

	2009	2008
Convertible debentures, at face value
Maturing September 2010 (1)	$861,400	$1,000,000
Maturing September 2010 (1)	4,955,789	4,000,000
Maturing December 2010	77,000	800,000
	5,894,189	5,800,000
Less: unamortized discount	(3,783,746)	(5,051,998)
	$2,110,443	$748,002

Current	$255,113	$435,597
Long-term	1,855,330	312,405
	$2,110,443	$748,002

     (1) Maturity date modified in February 2009; see further below

On September 15, 2008, the Company entered into a debenture modification agreement (September 2008 Modification) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which modified the principal and interest payment schedules and effective interest rates for certain of the outstanding secured convertible debentures.

From September 15, 2008 through February 22, 2009, the Company is required to pay monthly interest payments of $40,000 to Trafalgar on the outstanding balance of $4,904,042. The balance of the unpaid interest earned by Trafalgar has been accrued. The September 2008 Modification extended the maturity date for all principal payments on these debentures to September 30, 2009.

Although the contractual interest rates of 8%, 10% and 11% were not revised pursuant to the September 2008 Modification, the modified terms of the debentures include additional interest payments of amounts which provide for an internal rate of return to Trafalgar of 20% on the debentures over their outstanding term. The additional interest payments are due upon maturity of the debentures.

In addition, pursuant to the September 2008 Modification agreement, the Company issued 2,500,000 shares of the Company’s common stock to Trafalgar in exchange for the cancellation of 6.5 million outstanding common stock warrants previously held by Trafalgar. The Company also issued 4,000,000 shares to Trafalgar as a forbearance fee for delay of payments due under the convertible debentures.

The Company accounted for the modifications to the debentures based on the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of certain of the outstanding debentures were considered substantial, as defined, and therefore, for accounting purposes the debentures have been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the September 2008 Modification. The Company recorded a loss on extinguishment of debt of $1,205,720, as a result of these transactions.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

7.	CONVERTIBLE DEBENTURES (continued)

The modified debentures were recorded at fair value on September 15, 2008 based upon the following:

Face value of debentures maturing September 30, 2009:
8% Convertible debenture	$964,538
8% Convertible debenture	944,195
10% Convertible debenture	1,178,127
11% Convertible debenture	1,817,182
4,904,042
Less: Discount for derivative liabilities	(4,026,276)
Less: Fair value adjustment	(213,428)
$664,338

In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms are effective on February 20, 2009 (“February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Note 10). Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $4,400,000 in September 2010, so long as the Company holds consumer notes that are not in default from its BHPH business which have an aggregate balance of at least $10 million and cash on hand that exceeds its payables by at least $1 million.

8.	ACQUISITIONS

On October 1, 2007, the Company completed its acquisition of substantially all of the assets of Calcars AB, Inc. and Astra Financial Services, Inc., each of which were solely owned by John Calcott (together, “Calcars”). The Company made this acquisition through a newly formed wholly-owned subsidiary, Carbiz Auto Credit AQ, Inc. Calcars operated the fourth largest chain of “buy-here pay-here” auto dealerships in the US with 26 dealerships throughout the Midwest, three of which were closed by the Company subsequent to acquisition. By virtue of the acquisition, the Company operates 23 dealerships in Illinois, Indiana, Iowa, Kentucky, Nebraska, Ohio and Oklahoma, in addition to the two dealerships it operates in Florida and one in Texas. Calcars operations are included from October 1, 2007 in the results of operations for the fiscal year ended January 31, 2008 and all of the fiscal year ended January 31, 2009. The consideration paid by the Company to Calcars consisted of cash in the amount of approximately $18.6 million (the “Closing Payment”) plus the assumption of certain liabilities of Calcars.

On December 24, 2007, the Company completed its acquisition of assets including a portfolio of used automobile and light truck loans with an outstanding balance due of approximately $15,580,000 and approximately 245 used automobiles and light trucks located in Houston, Texas from AGM, LLC. The Company formed a new wholly-owned subsidiary, Texas Auto Credit, Inc. (“Texas Auto”) and leased a 5 acre facility with a 10,000 sq ft building in Houston suitable for a super-store. Texas Auto operations are included from December 24, 2007 in the results of operations for the fiscal year ended January 31, 2008, and for the entire year ended January 31, 2009. The consideration paid by the Company to AGM, LLC consisted of cash in the amount of approximately $16 million, of which $15 million was paid at closing and the balance was paid in early January, 2008.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

9.	SALE OF SOFTWARE OPERATIONS

On July 2, 2008, the Company sold certain of its assets related to the software line of products to Constellation Homebuilder Systems Inc., a Delaware corporation, and Constellation Homebuilder Systems, Corp., a corporation incorporated under the laws of the Province of Ontario (together, “Constellation”) for a selling price of $2,509,000 and the assumption by Constellation of certain liabilities. A gain of $2,514,229 has been recognized in the accompanying 2009 consolidated statement of operations.

The assets sold to Constellation included $22,240 of net accounts receivable and depreciated assets with a cost of $146,882 and a book value of $18,023. Constellation assumed $54,492 of liabilities consisting of prepaid software support and uninstalled software. All rights to the source code of all software products previously sold by the Company were conveyed to Constellation under the agreement, including the customer base and all ongoing revenue derived from the software as of July 1, 2008.

The Company retained the consulting portion of its business.

10.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION

On January 16, 2009, the Company and its operating subsidiaries entered into an Asset Purchase Agreement with Dealer Services Corporation (“DSC”) and the Chapter 7 Trustee of SWC Services LLC (“SWC Trustee”). Pursuant to the agreement DSC agreed to purchase and the Trustee agreed to transfer and assign to DSC all of the rights and interest of SWC under the Company’s loan agreement with SWC (“Loan Agreement”) and the other documents entered into by the Company, its subsidiaries and the various guarantors in connection with the SWC Loan Agreement (collectively, the “Loan Documents”).

The Asset Purchase Agreement provided that, in consideration for the transfer to DSC of SWC’s rights in the Loan Documents, DSC would pay to the Trustee the sum of $12,000,000. DSC paid the required consideration to the Trustee and the bankruptcy court issued its final order, effective February 20, 2009 (“Final Closing Date”), approving the terms of the Assets Purchase Agreement, at which time the Trustee transferred to DSC its liens and encumbrances in and to the automobile inventory of the Company.

The Asset Purchase Agreement also provided for the amendment of the Loan Agreement, effective as of the Final Closing Date, pursuant to the terms of the Third Amended and Restated Loan and Security Agreement by and between the Company, its operating subsidiaries, DSC and the other parties thereto (the “New Loan Agreement”). The New Loan Agreement substantially revises the terms of the Loan Agreement, and provides that DSC will forgive all of the outstanding balance due under the SWC Loan Agreement in excess of $12,000,000. At January 31, 2009, there was a total balance of $41,292,765 borrowed under the SWC credit facilities. The forgiveness of such amount will result in the Company recognizing income in fiscal year 2010 for both financial reporting and federal income tax purposes in the amount of the difference between the amount owed as of the Final Closing Date and $12,000,000, less the amount of any costs incurred. The Company incurred normal transaction costs, including commitment fees and legal cost, related to the restructuring of current notes receivable as required under the New Loan Agreement. The Company believes that it has net operating loss carry forwards (NOLs) and other tax adjustments available that will be adequate to absorb any taxable income. However, as a consequence of this transaction, these NOLs will most likely be reduced to zero in the following year. There may also be other adjustments that the Company must make that would have the effect of deferring any potential income tax liabilities. The Company believes that beyond the reduction of the NOLs, these other adjustments will not have a material impact on the Company’s consolidated financial position.

As DSC primarily provides financing to automobile dealers who lease automotive vehicles to consumers, the New Loan Agreement provided that the Company had to convert a number of outstanding notes receivable due from consumers who have purchased vehicles from the Company into closed-end leases or pay a substantial penalty to DSC. Under the New Loan Agreement, the Company delivered to DSC by the Final Closing Date a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle, with respect to vehicles with an aggregate Floor Plan Value (as defined below) of approximately $9,000,000. The Company incurred significant costs of approximately $3.5 million in

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

10.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION (continued)

connection with the conversion of these notes receivable, including incentives to borrowers under the notes receivables. The New Loan Agreement provides the Company with floor plan financing, and generally provides that all advances borrowed to purchase vehicles must be repaid ratably over a two-year period, or upon the sale of the associated vehicle. For loans which are converted to closed-end leases, the two years will commence on the date of conversion. The total credit limit under the New Loan Agreement is $14,000,000, which includes the $12,000,000 paid to the Trustee under the Asset Purchase Agreement. As amounts are repaid to DSC, the Company will be able to re-borrow funds to purchase additional vehicles; provided however, that all advances under the New Loan Agreement are at the sole discretion of DSC. The interest rate for all advances under the floor plan facility, including the amount paid to the Trustee for the Company’s inventory of vehicles and all vehicles subject to the conversion document will be variable, based upon published rates of DSC. The rate as of January 31, 2009 was 7.5%.

All of the financial covenants contained in the prior Loan Agreement have been deleted from the New Loan Agreement and replaced by an obligation for the Company to maintain a minimum of $3,500,000 of accounts receivable. As was the case under the previous Loan Agreement, the obligation of the Company and its operating subsidiaries to pay all amounts due under the New Loan Agreement is secured by a pledge to DSC of all of the assets of the Company and its operating subsidiaries. Also, Carl Ritter, Chief Executive Officer of the Company, has pledged his shares of the Company’s common stock (3,944,112 shares) to DSC as additional collateral.

In connection with entering into the New Loan Agreement, the Company paid DSC a loan origination fee of $120,000 and a commitment fee of $250,000. In addition, on February 20, 2009, the Company issued to DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share, which was the share price in late December 2008 and early January 2009 when the Company and DSC began negotiating the terms of the New Loan Agreement. The warrants will expire on February 28, 2014. The Company has agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which the Company will be required to register for resale by DSC the shares to be issued to DSC under the warrant, and to use its commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

Pursuant to the warrant issued to DSC in connection with the New Loan Agreement, the issuance of warrant to Ross Quigley would have required the Company to increase the 9,718,289 shares issuable under the Existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of these modifications, the Company issued an additional warrant to DSC to purchase up to an additional 750,000 shares of the Company’s common stock with an exercise price of $0.08. The warrants will expire on February 20, 2014.

In connection with entering into the Asset Purchase Agreement and the New Loan Agreement, the Company, DSC and Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), entered into a Fifth Amendment To and Reaffirmation Of Subordination and Inter-creditor Agreement, dated January 14, 2009, amending the Subordination and Inter-creditor Agreement between Trafalgar and DSC, as SWC’s assignee of that agreement. Under the Fifth Amendment, Trafalgar consented to the execution and delivery of the New Loan Agreement.

On February 25, 2009, the Company, its operating subsidiaries and DSC further amended and restated the New Loan Agreement pursuant to the terms of the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Loan Agreement”).

The Fourth Loan Agreement provides for the inclusion of five new Carbiz subsidiaries in the credit facility. Four of these subsidiaries have been formed to carry out the business of the Company in Indiana, and one has been formed to carry out the business of the Company in Nebraska. Under the Fourth Loan Agreement and the promissory notes executed by the operating subsidiaries thereunder, the amount of available credit was expanded from $14 million to $19.5 million.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

10.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION (continued)

In connection with entering into the Fourth Loan Agreement, the Company, DSC and Trafalgar entered into a Sixth Amendment To and Reaffirmation Of Subordination and Inter-creditor Agreement, dated February 23, 2009, amending the Subordination and Inter-creditor Agreement between Trafalgar and DSC. Under the Sixth Amendment, Trafalgar consented to the execution and delivery of the Fourth Loan Agreement and the performance of the terms thereof.

11.	DERIVATIVE LIABILITIES

Derivative liabilities consist of the following as of January 31, 2009:

		2009
	Compound
	Embedded	Warrant
	Derivatives	Liabilities	Total
$861,400 face value, convertible debenture
due September 2010	$476,271	$-	$476,271
$4,955,789 face value convertible debenture
due September 2010	10,112,873	-	10,112,873
$77,000 face values convertible debenture
due December 1, 2010	70,374	-	70,374
2004 warrants expiring October 6, 2009	-	445,622	445,622
2004 warrants expiring October 10, 2010	-	623,893	623,893
2004 warrants expiring April 6, 2011	-	17,737	17,737
2004 warrants expiring October 6, 2011	-	49,447	49,447
	$10,659,518	$1,136,699	$11,796,217

		2008
	Compound
	Embedded	Warrant
	Derivatives	Liabilities	Total
$1,000,000 face value, convertible debenture
due February 27, 2009	$661,498	$306,320	$967,818
$4,000,000 face value convertible debenture
due September 30, 2009	2,620,560	859,130	3,479,690
$800,000 face value convertible debenture
due December 1, 2010	669,708	-	669,708
2006 warrants expiring September 5, 2008		396,546	396,546
2004 warrants expiring October 6, 2009		1,379,373	1,379,373
2004 warrants expiring October 10, 2010		1,765,658	1,765,658
2004 warrants expiring April 6, 2011		53,334	53,334
2004 warrants expiring October 6, 2011		131,909	131,909
	$3,951,766	$4,892,270	$8,844,036

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

11.	DERIVATIVE LIABILITIES (continued)

Derivative liabilities are adjusted based on a fair value model. Changes in fair values are included as Gain (loss) on derivative liabilities in the consolidated statements of operations and consists of the following for the years ended January 31:

	2009	2008
Compound embedded derivatives	$(4,997,164)	$433,344
Warrant Liabilities	3,265,195	(388,344)
	$(1,731,969)	$45,000

The following table summarizes the number of common shares indexed to the derivative financial instruments as of January 31:

	2009	2008
$1,00,000 original face value convertible debenture
due September 2010	15,875,701	6,334,036
$4,000,000 original face value convertible debenture
due September 2010	84,391,652	22,681,818
$800,000 original face value convertible debenture
due December 1, 2010	1,425,538	4,436,364
2006 warrants expiring September 5, 2008	-	3,965,464
2004 warrants expiring October 6, 2009	9,212,400	9,212,400
2004 warrants expiring October 10, 2010	11,055,264	11,055,264
2004 warrants expiring April 6, 2011	314,294	314,294
2004 warrants expiring October 6, 2011	876,200	876,200
	123,151,049	58,875,840

Information and significant assumptions used to determine fair values as of January 31, 2009 are as follows:

	Conversion or		Equivalent	Risk Free
	Strike Price	Volatility	Term (Years)	Rate
$861,400 face value convertible debenture
due September 2010 - Compound Derivative	$0.064	209.5%	0.08	0.15%
$4,955,789 face value convertible debenture
due September 2010 - Compound Derivative	$0.064	374.7% to 418.8%	0.67	0.36%
$77,000 face value convertible debenture
due December 1, 2010 - Compound Derivative	$0.064	248% to 463%	1.83	0.94%
2004 warrants expiring October 6, 2009	$0.12 CDN	236.3%	0.67	1.89%
2004 warrants expiring October 10, 2010	$0.12 CDN	161.6%	2.67	2.10%
2004 warrants expiring April 6, 2011	$0.12 CDN	158.3%	2.25	2.24%
2004 warrants expiring October 6, 2011	$0.22 - $0.23 CDN	156.2%	3.75	2.39%

12.	STOCKHOLDERS’ EQUITY

Common stock and preference shares

The Company has an unlimited number of authorized common shares with voting rights and an unlimited number of preference shares issuable in series.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

12.	STOCKHOLDERS’ EQUITY (continued)

Escrowed common shares

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

During the years ended January 31, 2009 and 2008, a total of 1,011,712 shares and 1,011,912 shares, respectively, were released from escrow. As of January 31, 2009, 1,012,118 shares of common stock remain in escrow.

Stock Option Plans

Under the 1998 Stock Option Plan (the “1998 Plan”), options could be granted to directors, officers, employees, and consultants of the Company at an exercise price determined by the Board of Directors provided that such exercise price should not be less than permitted under the rules of any stock exchange where the shares are listed. The period during which an option may be exercised (the “Option Period”) is determined by the Board at the time the option is granted, subject to any vesting limitations imposed by the Board in its sole discretion at the time such option is granted. The options are exercisable during a period not to exceed 5 years from the date the option is granted unless otherwise specifically provided by the Board, and in any event, no option shall be exercisable for a period exceeding 10 years from the date the option is granted. No options have been granted under this plan since December 14, 2004.

On January 19, 2007, the Company adopted the 2007 Incentive Plan (the “2007 Plan”) for the Company’s employees, non-employee directors and consultants, reserving a total of 15,000,000 of the Company’s common shares for issuance pursuant to awards or grants made under the 2007 Plan. The 2007 Plan has terms and conditions similar to the 1998 Plan.

Stock option activity for the years ended January 31, 2009 and 2008 is as follows:

		Weighted
	Number	Average Exercise	Aggregate
	Of Options	Price (*)	Intrinsic Value
Outstanding, February 1, 2007	8,438,041	$0.26	$-
Options granted during the year	-	-	-
Options cancelled during the year	-	0.20	-
Options exercised during the year	-	-	-
January 31, 2008	8,438,041	0.21	$-
Options granted during the year	-	-	-
Options cancelled during the year	(1,016,150)	0.21	-
Options exercised during the year	-	-	-
January 31, 2009	7,421,891	$0.15	$-

(*) This series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at that year end.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

12.	STOCKHOLDERS’ EQUITY (continued)

Stock options outstanding and exercisable as of January 31, 2009 are as follows:

	January 31, 2009
	Options Outstanding		Options Exercisable
Exercise		Weighted		Weighted
Price	Number	Average Life (Yrs)	Number	Average Life (Yrs)
0.13 to 0.16	6,237,891	2.75	600,000	1.15
0.24	1,184,000	0.29	1,184,000.29

	7,421,891	2.36	4,061,891	1.85

During the years ended January 31, 2009 and 2008, the Company recognized share-based compensation expense of $86,579 and $111,544, respectively for stock options granted to employees, $168,200 and $254,200, respectively, for incentive stock granted to employees and directors, and $37,500 and $40,000, respectively, of expense for stock previously granted to consultants for services rendered under a contract with a term which required the amortization of the total expense.

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 1,360,000 shares have been vested as of January 31, 2009.

The Company did not grant any options during 2009 and 2008.

A summary of the Company’s non-vested stock options as of January 31, 2009, and changes during the year then ended, is summarized as follows:

Shares
Non-vested at February 1, 2008	4,480,000
Granted	-
Vested	(1,120,000)
Forfeited	-
Non-vested at January 31, 2009	3,360,000

At January 31, 2009, the shares had a weighted average grant date fair value of $0.09 and no intrinsic value.

As of January 31, 2009, there was approximately $299,000 of unrecognized compensation cost related to non-vested stock options granted. These costs will be expensed over the next three years.

Warrants

The Company has granted warrants to purchase shares of common stock. Warrants outstanding and exercisable at January 31, 2009 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of exercise Prices	Outstanding	Life (Years)	Price
$0.01	166,666	1.67	$0.01
$0.10 - $0.20	1,800,001	0.92	$0.15
	1,966,667	0.98	$0.14

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

13.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on February 1, 2007. Adoption of FIN 48 did not have any impact on the Company’s financial position or operation. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years before 2004.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended January 31, 2009 and, 2008, the Company did not recognize any interest or penalties in income tax expense.

Net deferred tax assets consist of the following at January 31:

	2009	2008
Net operating loss – United States	$9,790,000	$4,800,000
Net operating loss – Canada	4,580,000	4,270,000
Allowance for doubtful accounts	2,350,000	2,900,000
Accrued expenses	160,000	170,000
Basis difference in debentures	(1,200,000)	(2,120,000)
Stock compensation	-	90,000
Basis difference in capital assets	90,000	90,000
Capital loss carry-forward – Canada	80,000	80,000
Deferred revenue	10,000	20,000
Other	190,000	-
	16,050,000	10,300,000
Valuation allowance	(16,050,000)	(10,300,000)
	$-	$-

Income tax expense (benefit) consists of the following for the years ended January 31:

	2009	2008
Current Income Taxes	$-	$-
Deferred Income Taxes	(5,750,000)	(5,000,000)
	(5,750,000)	(5,000,000)
Change in valuation allowance	5,750,000	5,000,000
valuation allowance	$-	$-

The provision (benefit) for income tax varies from that which would be expected based upon applying the statutory rate to the net losses before income tax expense for the years ended January, 31 as follows:

	2009	2008
Statutory federal rate	34.00%	34.00%
State rate	3.63	3.63
Permanent items	(5.76)	(0.10)
Change in valuation allowance	(29.58)	(40.70)
Other	(2.29)	3.17
	0.00%	0.00%

At January 31, 2009, the Company had net operating loss carry-forwards of approximately $25.8 million (expiring from 2010 through 2029) and $12.5 million (expiring 2010 through 2016) in the United States and Canada, respectively. The use of the United States loss carry-forwards may be limited in any given year as a result of previous changes in ownership.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

14.	CASH FLOW INFORMATION

Supplemental Information

	2009	2008
Cash paid during the year for interest	$3,165,284	$1,194,933

(Supplemental non-cash information

During the year ended January 31, 2009, the Company issued 14,037,067 shares of common stock in connection with conversions of $871,600 of face value of convertible debentures and $136,763 of accrued interest. Such amounts were credited to equity.

The Company issued 6,500,000 shares of common stock with a fair value of $650,000 In conjunction with the modification and exchange of warrants (See Note 7).

During the year ended January 31, 2008, the Company issued $5,800,000 of Convertible Debentures in which $1,723,364 of proceeds were allocated to and capitalized as deferred financing costs.

As part of the Calcars acquisition described in Note 8, during the year ended January 31, 2008, the Company assumed current liabilities of $685,235.

15.	INTEREST EXPENSE

	2009	2008
Amortization of debt financing costs (Note 1)	$529,775	$360,771
Interest on long-term debt	5,007,815	4,356
Interest on capital leases	667	742
Other interest, bank charges and late fees	249,578	1,693,768
Amortization of Debt Discounts	3,289,800	195,312
	$9,077,635	$2,254,949

16.	RELATED PARTY TRANSACTIONS

On January 24, 2008, the board of directors of the Company approved the purchase from JonRoss, Inc. of its 50% membership interest in Carbiz Auto Credit JV1, pursuant to a purchase agreement, dated January 24, 2008 (the “Purchase Agreement”), by and between the JonRoss and Carbiz USA, Inc., a subsidiary of the Company. The Purchase Agreement was entered into by the Company and the transaction consummated on the same date.

The consideration payable by Carbiz USA to the Seller was $600,000, paid through the issuance by the Company of 1,600,000 shares of common stock and a promissory note from Carbiz USA in the principal sum of $200,000. The shares of common stock were valued at $0.25 per share, the closing price of the stock on January 23, 2008. The note bore interest at an annual rate of 8%. The Company repaid the note and accrued interest in March 2009.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Future minimum annual payments under non–cancellable operating leases for equipment and premises (exclusive of realty taxes and other occupancy charges) are approximately as follows:

2010	1,600,000
2011	1,100,000
2012	750,000
2013	600,000
2014	500,000
Greater than 5 years	1,500,000
$6,050,000

After the Calcars and Texas Auto acquisitions, the Company entered into a lease for a larger corporate administration facility in Sarasota. As a result, the Company may incur approximately $50,000 of contract termination penalties from the early termination of the lease on its prior office. Such penalties were mitigated after the sale of the software operations as the purchaser took over some of the lease obligations. In addition, the Company had leased a small regional administration office in the Midwest. After the Texas Auto acquisition, the company chose to consolidate all administration functions in the new Sarasota facility and the Midwest regional office was determined to be excess. Rent expense was $1,632,918 and $640,931 for the fiscal years ended 2009 and 2008.

18.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and financing segment (“Carbiz Auto Credit” or “CAC”), including its new acquisitions “Carbiz Auto Credit AQ” or “AQ” and “Texas Auto Credit” or “Texas Auto”, and its previous joint venture (“JV1”), and various consulting services offered to independent car dealerships and sales of software in 2008 and in 2009 through July 2, 2008 (“Consulting and Software”).

In prior years, JV1 has been displayed as a separate segment of operations. The Company purchased the 50% portion of JV1 it did not own on January 24, 2008, and as a result, the Company now consolidates the JV1 results with the other CAC results. All of the Company’s revenue is generated in the United States and all of the Company’s assets are located in the U.S.

Consulting and Software consists of new sales and monthly revenues for software products through July 2, 2008 and other related revenue from credit bureau fees, supply sales and forms programming, and new sales and recurring monthly revenues of consulting products. On July 2, 2008, the Company sold the assets and operations related to its dealer software operations (See Note 9). The results in the Consulting and Software segment for the year ended January 31, 2009 include all revenue and expenses related to the software operations through June 30, 2008 and, therefore, only five months of software sales and expenses are included in the year ended January 31, 2009.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

18.	SEGMENT INFORMATION (continued)

		2009

		Consulting and
	Carbiz Auto Credit	Software	Total
Sales	$34,444,413	$1,162,249	$35,606,662
Cost of Sales	20,361,876	858,383	21,220,259
Gross Profit	14,082,537	303,866	14,386,403
Operating Expenses (1)	22,773,600	96,692	22,870,292
Income (Loss) From Segments	(8,691,063)	207,174	(8,483,889)
Depreciation & Amortization			694,829
Total Operating Loss			(9,178,718)

Total Assets	$25,133,662	$49,363	$25,183,025

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$5,893,253	$2,261,836	$8,155,089
Cost of Sales	3,587,999	1,104,888	4,692,887
Gross Profit	2,305,254	1,156,948	3,462,202
Operating Expenses (1)	10,537,179	3,768,914	14,306,093
Income (Loss) From Segments	(8,231,925)	(2,611,966)	(10,843,891)
Depreciation & Amortization			91,249
Gain on debt forgiveness			(391,337)
Total Operating Loss			(10,543,803)

Total Assets	$27,693,773	$4,163,871	$31,857,644

(1) Excluding depreciation and amortization

21.	SUBSEQUENT EVENTS - UNAUDITED

Termination of the SWC Lending Relationship

On February 20, 2009, the Company’s lending relationship with SWC ended as a result of SWC’s bankruptcy filing and the subsequent transfer of the Loan Documents to DSC. As part of this transaction, the Company will recognize a gain on the extinguishment of debt of approximately $30 million in the year ended January 31, 2010. See Notes 6 and 10.

Initiation of the DSC Lending Relationship

On February 20, 2009, the Company entered into its lending relationship with DSC. The terms of this arrangement are described in Note 10.

Exercise and Issuance of Warrants

In connection with the closing of the Asset Purchase Agreement in February 2009, and the New Loan Agreement, the Company requested that Ross Quigley, a director and significant shareholder of the Company, exercise certain warrants previously issued to him to purchase 11,073,419 shares of common stock of Carbiz at $ 0.12 per share, 72,333 shares at $ 0.20 per share, 72,333 shares at $ 0.15 per share, 72,333 shares at $ 0.10 per share and 72,333 shares at $.01 per share, in order to provide additional equity financing to Carbiz.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

21.	SUBSEQUENT EVENTS -UNAUDITED (continued)

As a condition to such purchase, the Company issued Mr. Quigley an additional warrant to purchase up to 10 million shares of the Company common stock, with an exercise price of $0.08 which expire on February 20, 2014. On February 20, 2009, Mr. Quigley delivered $750,000 of the $1,029,861 to exercise the warrants to the Company. The remaining balance of $279,861 was paid on March 13. Upon the delivery of such amount, the Company issued 11,362,751 shares of common stock to Mr. Quigley.

Pursuant to the warrant issued to DSC in connection with the New Loan Agreement (See Note 10) (the “Existing DSC Warrant”), the issuance of the warrant to Mr. Quigley would have required the Company to increase the 9,718,289 shares issuable under the Existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable under the Existing DSC Warrant from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of these modifications to the Existing DSC Warrant, DSC was issued an additional warrant to purchase up to an additional 750,000 shares of the Company’s common stock with an exercise price of $0.08 which expires on February 20, 2014.

Pro Forma financial information

The pro forma balance sheet as of January 31, 2009 has been prepared as if the DSC debt transaction, the related retirement of the SWC debt, the related warrant transactions, the required conversion of installment loans to consumer leases and repayment of related party debt described in Notes 6, 10, 16 and 21 had occurred on January 31, 2009. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable.

The unaudited pro forma financial information is for informational purposes only and does not purport to present what our financial position would have actually been had these transactions actually occurred on the date presented.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

21.	SUBSEQUENT EVENTS -UNAUDITED (continued)

CARBIZ INC.
Unaudited Pro Forma Consolidated Balance Sheet
January 31, 2009

		Pro Forma
	Historical	Adjustments		Pro Forma
ASSETS
CURRENT
Cash and cash equivalents	$674,624	$866,007	(1)	$1,540,631
Accounts receivable, net	85,649	-		85,649
Current portion of notes receivable, net	5,945,345	(3,520,146)	(2)	2,425,199
Current portion of investment in financing leases, net		4,453,816	(2)	4,453,816
Inventory	2,923,696	-		2,923,696
Prepaid expenses and other assets	333,046	-		333,046
	9,962,360	1,799,677		11,762,037
NOTES RECEIVABLE, NET, LESS CURRENT PORTION	13,999,053	(10,361,254)	(2)	3,637,799
INVESTMENT IN FINANCING LEASES, NET, LESS CURRENT PORTION		6,680,724	(2)	6,680,724
DEFERRED FINANCING COSTS	625,197	(247,832)	(3)	377,365
PROPERTY AND EQUIPMENT	596,415	-		596,415
	$25,183,025	$(2,128,685)		$23,054,340

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$4,527,041	$(1,787,197)	(4)	$3,971,029
		1,231,185	(2)
Notes Payable:
Line of credit	36,696,175	(31,574,196)	(4)	5,121,979
Inventory floor plan	4,596,590	(1,635,036)	(4)	2,961,554
Related party	200,000	(200,000)	(1)	-
Current portion of capital lease obligation	2,620	-		2,620
Current portion of convertible debentures	255,113	-		255,113
Derivative liabilities	11,796,217	(618,512)	(5)	11,177,705
Deferred revenue	1,985	-		1,985
	58,075,741	(34,583,756)		23,491,985

CONVERTIBLE DEBENTURES, LESS CURRENT PORTION	1,855,330	-		1,855,330
NOTES PAYABLE, LESS CURRENT PORTION	-	4,751,980	(4)	4,751,980
	59,931,071	(29,831,776)		30,099,295

STOCKHOLDERS' DEFICIT	(34,748,046)	27,703,091	(6)	(7,044,955)
	$25,183,025	$(2,128,685)		$23,054,340

Notes to Unaudited Pro Forma Balance Sheet as of January 31, 2009:

(1) The adjustments reflect the estimated receipt of $1,066,007 for the exercise of outstanding warrants related to the debt transaction and the payment of $200,000 in outstanding related party debt.

(2) The adjustments reflect the conversion of notes receivable to lease contracts along with the accrual of $1,231,185 of sales tax and license and registration costs associated therewith. The estimated investment in leases balances represent the lease payments total, less estimated vehicle residual value, unearned interest income and allowance for bad debt.

(3) The adjustments reflect the estimated $617,832 write off of deferred finance costs related to the SWC debt and $370,000 of new deferred financing costs.

(4) The adjustments reflect the conversion of the SWC floor plan, line of credit and interest accrual, total debt of $43,079,962, to the estimated initial balance of the DSC floor plan and line of credit debt of $12,465,513 as well as a note to DSC for $370,000 related to financed transaction costs.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

21.	SUBSEQUENT EVENTS -UNAUDITED (continued)

(5) The adjustments reflect the estimated net liability decrease of $618,512 due to the exercise of outstanding warrants related to the debt transaction.

(6) The net effect of all the transactions discussed in (1) through (5) would have reduced the stockholders’ deficit and, as such, have been given effect in this pro forma balance sheet.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sarasota, State of Florida on April 24, 2009.

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

Signature	Title	Date

/s/ Carl Ritter
Carl Ritter	Chief Executive Officer, Chairman and a Director	April 24, 2009
(Principal Executive Officer)
/s/ Richard Lye
Richard Lye	President, Corporate Secretary and a Director	April 24, 2009

/s/ Stanton Heintz
Stanton Heintz	Chief Financial Officer and a Director	April 24, 2009
(Principal Financial and Accounting Officer)
/s/Ross Quigley
Ross Quigley	Director	April 24, 2009

/s/ Theodore Popel
Theodore Popel	Director	April 24, 2009

/s/ Christopher Bradbury
Christopher Bradbury	Director	April 24, 2009

/s/ Wallace Weylie
Wallace Weylie	Director	April 24, 2009

/s/ Vernon Haverstock
Vernon Haverstock	Director	April 24, 2009

/s/ Gen Tomsic
Gene Tomsic	Director	April 24, 2009

/s/ Brandon Quigley
Brandon Quigley	Director	April 24, 2009