Form 10-Q
period 2009-04-30
CARBIZ INC
filed 2009-06-15
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 229.405)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ]    No [X]

As of June 15, 2009, 104,560,373 common shares of the Registrant were issued and outstanding.

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2009

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

(xix)

the risk factors identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CARBIZ INC.
Condensed Consolidated Balance Sheets

	April 30, 2009	January 31, 2009
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$782,833	$674,624
Accounts receivable, net	81,430	85,649
Current portion of notes receivable, net	2,522,717	5,945,345
Net investment in direct financing and sales-type leases	8,335,799	-
Inventory	5,789,802	2,923,696
Prepaid and other assets	552,974	333,046
	18,065,555	9,962,360
NON-CURRENT
Notes receivable, less current portion	4,834,661	13,999,053
Net investment in direct financing and
sales-type leases, less current portion	3,473,250	-
Deferred financing costs	-	625,197
Property plant and equipment, net	624,722	596,415
	$26,998,188	$25,183,025

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$4,001,483	$4,527,041
Notes Payable
Line of credit	4,942,282	36,696,175
Inventory floor plan	7,199,054	4,596,590
Short Term	335,725	-
Related party	-	200,000
Current portion of capital lease obligation	1,327	2,620
Current portion of convertible debentures	44,689	255,113
Derivative liabilities	10,255,638	11,796,217
Deferred revenue	81,661	1,985
	26,861,859	58,075,741

NON-CURRENT
Line of Credt, less current portion	4,942,281	-
Convertible debenture, less current portion	302,827	1,855,330

	32,106,967	59,931,071

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	20,818,928	19,364,233
Unlimited shares authorized, 102,520,603 and 87,744,296 common shares issued and outstanding at April 30, 2009 and January 31, 2009
ADDITIONAL PAID-IN CAPITAL	7,702,447	6,788,937
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(33,244,957)	(60,516,019)
	(5,108,779)	(34,748,046)
	$26,998,188	$25,183,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	April 30,
	2009	2008
SALES
Used car sales	$4,753,463	$6,500,034
Used car sales from sales type leases	2,104,738	-
Consulting and collection services	185,399	575,317
Interest and lease income	1,471,774	1,847,921
	8,515,374	8,923,272
COST OF SALES
Used car costs	4,630,483	4,419,361
Consulting and collection services	237,295	380,332
	4,867,778	4,799,693
GROSS PROFIT	3,647,596	4,123,579

OPERATING EXPENSES
Personnel expenses	559,043	639,325
Selling expenses	156,991	193,317
Professional fees	298,194	484,302
Provision for credit losses	1,589,046	1,731,041
Other operating expenses	1,247,615	1,178,221
	3,850,889	4,226,206
OPERATING LOSS	(203,293)	(102,627)

INTEREST AND OTHER EXPENSES	(961,832)	(1,906,421)
GAIN (LOSS) ON DERIVATIVE LIABILITIES	(4,763,100)	2,034,358
GAIN ON EXTINGUISHMENT OF DEBT	33,199,287	-

NET INCOME FOR THE PERIOD	$27,271,062	$25,310
NET INCOME PER SHARE:
Basic	$0.28	$0.00
Diluted	$0.12	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	98,318,064	65,225,095
Diluted	183,673,129	106,223,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	April 30, 2009	April 30, 2008
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:
OPERATING ACTIVITIES
Net Income	$27,271,062	$25,310
Items not affecting cash:
Depreciation of property and equipment	36,165	45,912
(Gain) loss on derivative liabilities	4,763,100	(2,034,358)
Gain on extinguishment of debt	(33,199,287)	-
Amortization of deferred financing costs	13,889	168,562
Amortization of debt discount	436,868	428,216
Share-based compensation	67,625	78,376
Provision for bad debts	1,589,046	1,731,041
Net changes in operating assets and liabilities:
Accounts receivable	4,219	33,266
Notes receivable	6,651,921	(1,218,419)
Net investment in direct financing and sales-type leases	(12,059,049)	-
Prepaids and other assets	(219,928)	88,910
Inventory	(2,866,106)	(990,684)
Deferred costs	-	1,671
Accounts payable and accrued liabilities	1,725,581	622,880
Deferred revenue	79,676	(11,145)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(5,705,218)	(1,030,462)
INVESTING ACTIVITIES
Acquisition of property and equipment	(64,472)	(142,680)
NET CASH FLOW FROM INVESTING ACTIVITIES	(64,472)	(142,680)
FINANCING ACTIVITIES
Repayment of capital leases	(1,293)	(2,030)
Proceeds from credit facilities, net	5,049,341	180,108
Repayment of related party debt	(200,000)	-
Proceeds from exercise of warrants	1,029,851	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	5,877,899	178,078
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	(347)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	108,209	(995,411)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	674,624	1,141,271
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$782,833	$145,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended April 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended January 31, 2009, and 2008, included in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009 (the “Annual Report”).

References to the Company or Carbiz include the Company’s consolidated subsidiaries. All dollar figures presented in the consolidated financial statements are denominated in U.S. dollars unless otherwise indicated.

Accounts and notes receivable and net investment in direct financing and sales-type leases

Accounts and notes receivable, and net investment in direct financing and sales-type leases consist of balances due from customers related to the sale and lease of used automobiles or consulting and collections services, and are presented in the consolidated balance sheet net of an allowance for doubtful accounts and credit losses. Notes and lease receivables have remaining terms of 12 to 60 months requiring weekly, bi-weekly or monthly payments. For note receivables, interest is calculated weekly based on the outstanding balance. For net investment in leases, the interested is imputed in the lease payments.

Allowance for credit losses and concentration of credit risk

The allowance reflects the Company’s best estimate of probable losses inherent in the accounts, notes and lease receivables. The Company determines the allowances based on known troubled accounts, historical experience, credit quality of customers and other industry and Company economic considerations.

The Company initiates steps to pursue collection of payments for notes or lease receivables upon the customer’s first missed payment. The Company takes steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). Notes and lease receivables for accounts held in repossession have been written off and are not included in Notes receivable, net, in the consolidated balance sheets and Net investments in direct financing and sales-type leases. Accounts are charged off at the earlier of the expiration of the applicable State’s statutory notice period for repossessed accounts (from 0 to 30 days), or when management determines timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile. When a customer’s account becomes severely delinquent, the Company suspends accrual of interest income.

The Company maintains an allowance for credit losses on an aggregate basis for the notes and lease receivable portfolio. Management considers the allowance for credit losses to be sufficient to cover estimated losses in the collection of outstanding receivables. The allowance is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance.

For accounts where the automobile was repossessed, the difference between the loan or lease balance and the fair value of the repossessed automobile (based on the average wholesale selling price at auction) is charged to the allowance for credit losses. Generally, repossessed automobiles are sold at auction. On average, accounts are approximately 90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company expenses all costs incurred in connection with the process of initiating, refinancing or restructuring notes or lease receivables to include all costs related to underwriting, securing collateral, closing transactions, processing loan documents, and determining credit worthiness.

Inventory

Inventory consists of used vehicles and is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Net Income (loss) per share

Net Income per share was computed based on the following basic and diluted weighted average common shares outstanding:

	Three months ended April 30,
	2009	2008
Net income attributable to common stockholders	$27,271,062	$25,310
Basic:
Weighted average shares outstanding	98,318,064	65,225,095
Net income per common share - basic	$0.28	$0.00
Diluted:
Weighted average shares outstanding - basic	98,318,064	65,225,095
Effect of dilutive securities	85,355,065	40,998,408
Adjusted weighted average share	183,673,129	106,223,503
Net Income per common share (diluted)	$0.12	($0.02)

The effects of 6,821,891 stock options, 3,185,670 common stock warrants, 2,040,000 non-vested shares from an incentive stock grant and 12,218,355 shares indexed to the derivative liabilities outstanding have been excluded from dilutive securities for the three months ended April 30, 2009, as their effect would be anti-dilutive.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Level 1 - quoted prices in active markets for identical assets or liabilities;
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes the level of inputs used to measure certain financial instruments at fair value on a recurring basis as of April 30, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Derivative
liabilities at
April 30, 2009	$--	$--	$10,255,638	$10,255,638

Revenue recognition

The Company’s revenue is primarily derived from the sale and leasing of used vehicles, and the sale of consulting and collections services to dealers in the automobile industry

(1)	Used automobile sales:

The Company recognizes revenue on the sale of automobiles upon execution of the sales contract, the customer taking possession of the automobile, and financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain financing of the automobile through the Company.

(2)	Used automobile leases:

The Company recognizes revenue on the lease of automobiles upon execution of the lease contract, the customer taking possession of the automobile, and lease financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain lease financing of the automobile through the Company. The Company accounts for all new leases as a “sales-type lease”.

(3)	Consulting and collections services

The Company generates revenue from the sale of consulting and collections services. These fees include charges for training seminars, performance group seminars, consulting engagements and collection and skip tracing services to the automobile industry. Revenue is recognized when a signed contract has been executed, the services have been delivered, fees are fixed or determinable, collectability is reasonable assured and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(4)	Consulting products

The Company also generates non-recurring revenue from the sale of various products to automotive dealerships. Revenue is recognized when a signed contract is executed, the product has been delivered, fees are fixed or determinable, collectability is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. The Company does not offer product warranties related to these sales.

Lease transactions

To qualify for financing under the new DSC financing agreement (see note 4), the Company converted a number of existing auto note receivables to lease receivables. The Company considered these transactions to be “direct financing leases” and accounted for the leases including the minimum lease payments and the

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

unguaranteed residual value as the gross investment in the lease. The difference between this gross investment and the cost or carrying amount was recorded as unearned income. The unearned income and initial direct costs are being amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. The difference between the original finance note receivable and the new lease total of payments was recorded as a period expense and charged to income (see note 4). The sales tax and title fees costs related to this conversion was also taken as a period expense.

Any new leases are considered “sales-type leases” and the minimum lease payments and the residual value of the underlying auto are considered in the fair value. The revenue recognition for sales-type leases involves recognizing both a profit element and a financing element at the time of the lease initiation.

Transfer of Financial Assets

From time to time during the three months ending April 30, 2009 the Company has sold portions of its previously generated financed note receivable portfolio. All portfolio sales during this period have met the requirements for a sale and the Company did not retain the right to service the loan or collect those loans.

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

Effect of recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of FSP 115-2 and 124-2 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP 157-4 on July 15, 2009 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

In May 2009, the FASB issued Statement No. 165, Subsequent Events which provides guidance establishing standards for disclosure of events that occur after the balance sheet date but before financial statements are issued. The Statement is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	LIQUIDITY AND MANAGEMENT’S PLANS

As of April 30, 2009, the Company had $782,833 in cash and cash equivalents. The Company has incurred significant net losses and negative cash flows from operations in each of the two years ended January 31, 2009. However, during the three months ended April 30, 2009 the Company recorded a $27 million net income, exclusively related to $33.2 million gain on the forgiveness of debt. As of April 30, 2009, the Company had a stockholders’ deficit of $5.2 million, versus $34.7 million at January 31, 2009.

In February 2009, the Company completed a restructuring of floor plan and receivables debt held by SWC Services LLC (SWC) with Dealer Services Corporation (DSC). The restructured debt agreement provides the Company with a maximum credit facility of $19.5 million for floor plan and lease financing. Although the Company had approximately $43.3 million of outstanding notes payable as of January 31, 2009, effective February 20, 2009, the Company is only obligated to repay $12.0 million of this amount due to the restructuring with SWC and DSC. The $12.0 million is payable in installments over the next 24 months and is included in the aforementioned new credit facility.

During the three months ending April 30, 2009 a board member warrant holder exercised 11,762,351 common stock warrants with proceeds of $1,029,851.

The Company’s existing cash and cash equivalents are believed by management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through the third quarter of fiscal year 2010 (approximately October, 2009). Therefore, additional capital may be required in order to proceed with the Company’s current plan for operations in the Buy-Here-Pay-Here and Lease-Here-Pay-Here industries. The Company’s ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as business performance. There can be no assurance that the Company will be successful in these efforts to arrange additional financing, if needed, on terms satisfactory to it or at all. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. The failure to obtain adequate financing could result in a substantial curtailment of the Company’s operations. Accordingly, the Company anticipates that it may be required to raise additional capital through a variety of sources, including:

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The average net balance of outstanding note receivables and investment in direct financing and sales-type leases were approximately $19.7 million and $15.6 million during the three months ended April 30, 2009 and 2008, respectively. The Company earned approximately $1.5 million and $1.9 million of interest and lease income on note and lease receivables with an average yield of 18.5% and 19.17 during the three months ended April 30, 2009 and 2008, respectively. Those amounts have been included as interest and lease income within revenues in these consolidated financial statements. The Company paid an average effective interest rate of 7.5% to finance the notes receivable and net investment in direct financing and sales-type lease balances during both the three months ended April 30, 2009 and 2008.

Accounts, notes receivable and investment in direct financing and sales-type leases consist of the following:

	Active Account Balances as of April 30, 2009
		Accounts	Accounts
	Active	Held in	Delinquent
	Accounts	Repossession	>90 Days	Total
Trade accounts receivable	$82,523			$82,523
Less: Allowance for doubtful	1,093			1,093
	$81,430	$-	$-	$81,430

Notes receivable	$9,679,584	$658,033	$378,802	$10,716,419
Investment in direct financing
and sales-type leases	15,538,215	265,012		15,803,227
Less: Allowance for credit losses	(6,051,372)	(923,045)	(378,802)	(7,353,219)
	$19,166,427	$-	$-	$19,166,427

Notes receivable, net :
Current	$2,522,717			$2,522,717
Non-current	4,834,661			4,834,661

Investment in direct financing
and sales-type leases, net
Current	8,335,799			8,335,799
Non-current	3,473,250			3,473,250
	$19,166,427	$-	$-	$19,166,427

	Number of Accounts as of April 30, 2009
Trade Accounts	53			53
Notes	1623	73	66	1762
Leases	2596	40	0	2636

Notes receivable and net investments in direct financing and sales-type leases have an average remaining portfolio life of 35 and 17 months, respectively.

The components of the Net investment in direct financing and sales-type leases at April 30, 2009 are as follows:

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES (continued)

Total future minimum lease payments	$17,086,460
Unguaranteed residual value	3,218,444
Unearned income	(4,501,677)
Gross net investment in direct financing and sales-type leases	$15,803,227
Loss allowance for credit losses	(3,994,178)
$11,809,049

The average remaining life for the lease portfolio is 17 months, and the future expected maturities are approximately $8.4 million in 2010 and $3.5 million in 2011.

As a result of the U.S. and the industry’s economic and financial condition, management performed a further strategic review of the Company’s collection policies and procedures and collection efforts. Although the Company has not changed the methodology for determining the appropriateness of the allowance for loan losses, the Company uses a higher than historical rate for its loan loss reserve to reflect higher expected losses due to the continued weakening of the U.S. economy and rising unemployment in the U.S.

Allowance for loan loss activity is as follows for the three months ended 2009 and 2008:

	Software and	Used Car
	Consulting	Sales and Leases
January 31, 2008	$8,543	$7,747,188
Provision for credit losses	61,591	12,677,471
Write-offs of gross notes receivable	(69,041)	(16,210,919)
Fair value of repossessed vehicles	-	2,032,547
Recoveries of notes receivable	-	3,744
January 31, 2009	1,093	6,250,031
Provision for credit losses	-	1,589,046
Write-offs of notes and lease receivables	-	(812,989)
Fair value of repossessed vehicles	-	327,131
April 30, 2009	$1,093	$7,353,219

4.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION

On January 16, 2009, the Company entered into an Asset Purchase Agreement with Dealer Services Corporation (“DSC”) and the Chapter 7 Trustee of SWC Services LLC (“SWC Trustee”). Pursuant to the agreement, DSC agreed to purchase all of the rights and interest of SWC under the Company’s loan agreement with SWC for $12 million.

In connection therewith, DSC agreed to forgive all of the outstanding balance due by the Company under the SWC Loan Agreement in excess of $12,000,000. On February 20, 2009, the Asset Purchase Agreement was consummated when the Company had a total balance of approximately $43.3 million outstanding under the SWC credit facilities. DSC forgave approximately $31.3 million dollars worth of that debt and executed a $14 million new credit facility (“New Loan Agreement”), $12 million of which represented the then remaining balance due under the SWC Loan Agreement.

Pursuant to that New Loan Agreement, the Company had to convert a number of outstanding notes receivable due by the Company from consumers into closed-end leases. The Company delivered to DSC a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle.

The Company incurred costs of approximately $4.6 million in connection with the conversion of these notes receivable, which include incentives to borrowers, sales tax, and license and title fees.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

4.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION (continued)

All of the financial covenants contained in the prior loan agreement have been deleted from the New Loan Agreement and replaced by an obligation for the Company to maintain a minimum of $3,500,000 of accounts receivable. As was the case under the previous loan agreement, the obligation of the Company and its operating subsidiaries to pay all amounts due under the New Loan Agreement is secured by a pledge to DSC of all of the assets of the Company and its operating subsidiaries, The Company also paid DSC a loan origination fee of $120,000 and a commitment fee of $250,000 in addition to issuing DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share. The warrants will expire on February 28, 2014.

In addition, on February 20, 2009, the Company issued to DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share when the Company and DSC began negotiating the terms of the New Loan Agreement. The warrants will expire on February 28, 2014. The Company has agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which the Company will be required to register for resale by DSC the shares to be issued to DSC under the warrant, and to use its commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

Pursuant to the warrants issued to DSC in connection with the New Loan Agreement, the issuance of warrant to Ross Quigley on February 20, 2009 would have required the Company to increase the 9,718,289 shares issuable under the existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of these modifications, the Company issued an additional warrant to DSC to purchase up to an additional 750,000 shares of the Company’s common stock with an exercise price of $0.08. The warrants will expire on February 20, 2014.

In connection with entering into the Asset Purchase Agreement and the New Loan Agreement, the holder of the Company’s convertible debentures (Trafalgar – See Note 5) consented to the execution and delivery of the New Loan Agreement, which consent was required by a subordination and inter-creditor agreement with Trafalgar.

On February 25, 2009, the Company, its operating subsidiaries and DSC further amended and restated the New Loan Agreement to provide for the inclusion of five new Carbiz subsidiaries in the credit facility. Four of these subsidiaries have been formed to carry out the business of the Company in Indiana and one has been formed to carry out the business of the Company in Nebraska. Under this amendment and the promissory notes executed by the operating subsidiaries thereunder, the amount of available credit was expanded from $14 million to $19.5 million.

As with the New Loan Agreement, Trafalgar also consented to this amendment since such consent was similarly required by the Trafalgar subordination and inter-creditor agreement.

Since all of the aforementioned events relate directly to the debt forgiveness, all of the costs associated therewith have been recognized as an adjustment of the gain on debt extinguishment, as follows:

DSC Debt Forgiveness	$31,374,909
Write off of SWC Deferred Financing Costs	(603,943)
DSC Origination and Commitment Fee	(370,000)
Fair Value of DSC Warrants	(1,385,815)
Lease Conversion Costs	(4,596,053)
Gain on Debt forgiveness	24,419,098
Trafalgar Loan Modification (See Note 5)	8,780,189
Gain on Extinguishment of Debt	$33,199,287

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

4.	NEW LOAN AGREEMENT – DEALER SERVICES CORPORATION (continued)

The balance outstanding under the DSC loan facility at April 30, 2009 is comprised of the following:

	Current	Long-Term
	Liabilities	Liabilities
Line of Credit	$4,942,282	$4,942,281
Inventory Floor Plan	7,199,054
Short Term Note	335,725
Total	$12,477,061	$4,942,281

As of April 30, 2009, these loans bear an interest rate of 7.5%, and are payable monthly and are collateralized by all of the Company’s assets and the Chairman of the Board’s stock in the Company.

5.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of April 30, 2009:

Convertible debentures, at face value
Maturing through September 2010	5,641,464
Maturing December 1, 2010	34,091
5,675,555
Less: unamortized discount	(5,328,039)
$347,516

Current	$44,689
Long-term	302,827
$347,516

The Convertible Debentures were originally sold to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) during the fiscal year ended January 31, 2008 and modified and extended a number of times during fiscal year ended January 31, 2009. See Note 7 to the Financial Statements in the January 31, 2009 Form 10-K.

More recently, a further modification effective on February 20, 2009 (“February 2009 modification”) was made allowing the Company to modify the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Note 4). In the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments were and are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5,100,000 will be due in September 2010, but only as long as that the Company holds consumer notes that are not in default from its Buy-Here Pay-Here business which have an aggregate balance of at least $10 million and only if cash on hand that exceeds its payables by at least $1 million. A further modification was made by Trafalgar which allowed the Company to further modify the terms of its loan agreements with DSC. See Note 4.

The Company accounted for the modifications to the debentures based on the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of certain of the outstanding debentures were considered substantial, as defined, and therefore, for accounting purposes the debentures have been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the February 2009 Modification. The Company recorded a gain on modification of debt of $8,780,189, as a result of these transactions.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

During the period ended April 30, 2009, the Company issued 11,073,419 and 1,599,494 shares of common stock in connection with the exercise of warrants and the conversions of convertible debentures, respectively, for which $888,310 and $199,419 of related derivative liability was credited to equity.

6.	STOCKHOLDERS’ EQUITY

Stock option activity for the three months ended April 30, 2009 is as follows:

	Number	Weighted Average
	Of Options	Exercise Price (*)
Outstanding, February 1, 2009	7,421,891	$ 0.15
Options granted during the period	-	-
Options cancelled during the period	(600,000)	0.25
Options exercised during the period	-	-
Outstanding, April 30, 2009	6,821,891	$ 0.14

At April 30, 2009, the outstanding stock options had no aggregate intrinsic value.

Stock options outstanding and exercisable as of April 30, 2009 are as follows:

		April 30, 2009
	Options Outstanding		Options Exercisable
Exercise		Weighted		Weighted
Price	Number	Average Life (Yrs)	Number	Average Life (Yrs)
0.13	5,600,000	2.72	2,240,000	2.72
0.21	1,221,891	0.38	1,221,891	0.38
	6,821,891	2.30	4,061,891	1.89

(*) The 1998 series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at the end of the period.

During the three months ended April 30, 2009 and 2008, the Company recognized share-based compensation expense of $25,200 and $20,076, respectively for stock options granted to employees, and $32,300 and $32,300, respectively, for incentive stock granted to employees and directors.

A summary of the Company’s non-vested stock options as of April 30, 2009, and changes during the year then ended, is summarized as follows:

Shares
Non-vested at February 1, 2009	3,360,000
Granted	-
Vested	-
Forfeited/Cancelled	(600,000)
Non-vested at April 30, 2009	2,760,000

At April 30, 2009, the options had a weighted average grant date fair value of $0.09 and no intrinsic value.

As of April 30, 2009, there was approximately $274,000 of unrecognized compensation cost related to non-vested stock options granted. These costs will be expensed over the next two years and nine months.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

6.	STOCKHOLDERS’ EQUITY (continued)

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 1,360,000 shares have been vested as of April 30, 2009.

Warrants classified as equity

The Company has granted warrants to purchase shares of common stock. Warrants outstanding and exercisable at April 30, 2009 are as follows:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price
$0.01	144,334	1.41	$ 0.01
$0.08	10,000,000	2.81	$ 0.08
$0.10	144,334	1.41	$ 0.10
$0.15	194,334	1.41	$ 0.15
$0.15	1,000,000	1.83	$ 0.15
$0.20	194,334	1.41	$ 0.20
	11,667,366	2.65	$ 0.09

See Note 7 for summary of warrants classified as liabilities.

Conversion of Trafalgar convertible debentures

During the three months ended April 30, 2009, the Company issued 980,392 shares of common stock at a conversion price of $0.08 in a Trafalgar Convertible Debenture conversion.

Conversion of October 1, 2007 related party convertible debentures

On February 19, 2009, a holder of certain of the Company’s October 1, 2007 convertible debentures converted $50,000 of principal and $8,196 of accrued interest due under the debentures into 619,102 shares of common stock of the Company. The conversion price was $0.094. The holder is the spouse of a member of the board of directors.

Exercise of related party warrants

On February 16, 2009, 11,073,419 shares of common stock were issued upon exercise of outstanding warrants. The Company received proceeds of $996,578 based on the CDN$0.12 warrant exercise price.

On February 16, 2009, the Company issued 289,332 shares of common stock upon exercise of outstanding warrants. The Company received proceeds of $33,273 at exercise prices of $0.01 (72,333 shares), $0.10 (72,333 shares), $0.15 (72,333 shares) and $0.20 (72,333 shares).

The warrant holder is a member of the board of directors of the Company.

Unregistered shares issued to officers and directors for directors fees

On March 24, 2009, the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2009 to be paid in shares of common stock. Accordingly, on March 24, 2009 the Company issued 1,687,500 unregistered common shares valued at $0.08 per share aggregating $135,000 in payment of this liability, recorded at January 31, 2009.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

6.	STOCKHOLDERS’ EQUITY (continued)

Unregistered shares issued under cross marketing agreement

On March 24, 2009 the company issued 125,562 unregistered common shares valued at $0.08 per share aggregating $10,125 to Dealer Services Corporation as partial consideration for execution of a cross marketing agreement under which the Company will derive revenue from marketing and training services to be provided for a lease here pay here funding program.

7.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities at April 30, 2009 were as follows:

		Number of
		Indexed
		Common
	Balance	Shares
Compound Embedded Derivatives associated with:
Convertible debentures, $5,000,000
original face value; $5,641,464
face value plus accrued
interest as of April 30, 2009;
Due September 2010	$8,764,140	69,863,327

Convertible debentures, $800,000 original
face value; $34,091 and face
value plus accrued interest as of
April 30, 2009; due December 2010	54,565	349,940
Warrant Liabilities Expiring:
October 2009	353,941	8,417,777
October 2010	52,237	776,468
April 2010	23,787	314,294
October 2011	44,820	876,200
February 2014	962,148	10,468,289
	$10,255,638	91,066,295

Derivative liabilities are adjusted quarterly to their estimated fair values and any changes in fair value are recorded as gain (loss) on derivative liabilities in the condensed consolidated statements of operations.

Gain (loss) on derivative liabilities consists of the following:

	Three Months Ended
	April 30,
	2009	2008
Compound embedded derivatives	(4,946,247)	274,111
Warrant derivatives	183,147	1,760,247
	$(4,763,100)	$2,034,358

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

8.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and leasing segment (“CarBiz Auto Credit”) and consulting and collections services offered to independent car dealerships (“Consulting and Collections”).

Three months ended April 30,

		2009

	Carbiz	Consulting and
	Auto Credit	Collections	Total
Sales	$8,329,975	$185,399	$8,515,374
Cost of Sales	4,630,483	237,295	4,867,778
Gross Profit	3,699,492	(51,896)	3,647,596
Operating Expenses (1)	3,445,221	355,615	3,800,836
Income (Loss) From Segments	254,271	(407,511)	(153,240)
Depreciation & Amortization			(50,053)
Total Operating Loss			(203,293)

Total Assets	$26,866,473	$131,715	$26,998,188

		2008
	Carbiz Auto	Software and Other
	Credit	Products	Total
Sales	$8,347,955	$575,317	$8,923,272
Cost of Sales	4,419,361	380,332	4,799,693
Gross Profit	3,928,594	194,985	4,123,579
Operating Expenses (1)	3,219,640	959,654	4,179,294
Income (Loss) From Segments	708,954	(764,669)	(55,715)
Depreciation & Amortization			(46,912)
Total Operating Loss			(102,627)

Total Assets	$30,317,006	$860,677	$31,177,683

(1) Excluding depreciation and amortization

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
April 30, 2009 and 2008
(unaudited)

9.	INCOME TAXES

Net deferred tax assets consist of the following as of:

	April 30, 2009	January 31, 2009
Net operating loss – United States	$10,050,000	$9,790,000
Net operating loss – Canada	5,000,000	4,580,000
Allowance for doubtful accounts	2,300,000	2,350,000
Accrued expenses	130,000	160,000
Basis difference in debentures	(1,600,000)	(1,200,000)
Basis difference in capital assets	90,000	90,000
Capital loss carry-forward – Canada	80,000	80,000
Extinguishment of debt	(9,200,000)	-
Other	180,000	200,000
	7,030,000	16,050,000
Valuation allowance	(7, 030,000)	(16,050,000)
	$-	$-

The provision (benefit) for income tax varies from that which would be expected based upon applying the statutory rate to the net losses before income tax expense for the three month ended April 30, 2009 are as follows:

Statutory federal rate	34.00%
State rate	3.63
Permanent items	(5.31)
Change in valuation allowance	(32.89)
Other	.57
0.00%

As of April 30, 2009, the Company had net operating loss carry-forwards (NOLs) of approximately $26.7 million (expiring from 2010 through 2030) and $13.7 million (expiring 2010 through 2017) in the United States and Canada, respectively. The use of the United States NOLs may be limited in any given year as a result of previous changes in ownership.

The Company recorded a gain on the extinguishment of debt of approximately $33.2 million during the three months ended April 30, 2009 which has been included in the accompanying condensed consolidated financial statements (Note 4). The $24.4 million of U.S. gain on debt extinguishment has been excluded from income for income tax purposes based on Internal Revenue Code Section 108. This amount has been accounted for as a deferred tax liability in the accompanying condensed consolidated financial statements. As of February 1, 2011, the Company will be required to reduce certain U.S. tax attributes which will include the reduction of available NOLs. The Company expects available U.S. NOLs to be reduced by approximately $24.4 million. The $8.8 million of Canadian gain on debt extinguishment is not includable in Canadian income and has been treated as a permanent item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim condensed consolidated financial statements as of April 30, 2009 and the January 31, 2009 audited consolidated financial statements included in our January 31, 2009 Form 10-K.

Overview

     The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The overall U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial markets during the past year. During the past year, Carbiz has been further challenged by the credit crisis due to our primary lender, SWC Services LLC (SWC), filing bankruptcy in October 2008, which decreased our access to operating cash flow during the period from October 2008 through February 2009. Accordingly, these financing constraints negatively impacted our planned revenue and operating income for the three months ended April 30, 2009. On January 16, 2009, Carbiz Inc. and its operating subsidiaries entered into amended financing arrangements among Dealer Services Corporation (DSC), the trustee for SWC and certain guarantors to the SWC Loan Agreement. The agreement provided for the transfer of SWC’s interests in the Loan Documents to DSC with the terms subject to the Trustee’s receipt of a final order of the United States Bankruptcy Court for the Northern District of Illinois. The agreement also provided that DSC would forgive approximately $31.3 million of a total of approximately $43.3 million outstanding debt previously due to SWC and to additionally provide future inventory floor plan financing of up to $7.5 million. We anticipate increased revenues and operating earnings due to the increased cash flow available for operations. We will continue to seek additional funding as necessary in order to sustain and grow our operations. A portion of this strategy will be the packaging and sale of loan portfolios to third parties under a variety of financing techniques.

     As a result of the current economic conditions, many financial institutions and other lenders have tightened underwriting standards due to the overall deterioration in credit quality. Therefore, management believes that more consumers are currently moving to the sub-prime lending market to obtain financing. We have attracted new customers with higher credit ratings and the ability to purchase higher priced automobiles. Beginning in February 2009, we commenced our leasing program which focuses on higher priced automobiles with average lease prices of $11,000. This program will further expand our financing possibilities and we will continue with this strategy in an effort to reach more customers and service those customers who now seek Buy Here-Pay Here (“BHPH”) financing and our newly introduced leasing program – Lease Here–Pay Here (“LHPH”). We will continue to pursue supplemental revenues by serving those customers who are no longer able to purchase automobiles and meet the financial requirements of traditional lenders due to the economy and in order to further grow our business for the future.

     Loan loss estimates for notes and lease receivable were higher than our historic figures as a result of increased charge-offs and delinquency due to rising unemployment rates, the deteriorating U.S. economic environment as discussed above in all geographic locations serviced by us. Higher loss severities, particularly for less fuel efficient vehicles, also contributed to the increase. Although the Company has not changed the methodology for determining the appropriateness of the allowance for loan losses, the Company will continue to use a higher loan loss ratio than what was historically used.

     Prior to fiscal 2004, we have been a software company that has also offered business model consulting services to the North American automobile industry. In May 2004, we entered the direct automobile sales market utilizing our own software and business model consulting products by opening our first “credit center” in Palmetto, Florida, which is a used car dealership that offers financing on-site to customers with poor credit.

     Over the past eighteen months we have experienced significant changes in every area of our operations. In October 2007, we began a process of significant change through the acquisition of a large Midwestern chain of automobile dealerships and a portfolio of associated consumer loans. Subsequently, in December 2007, we purchased an additional portfolio of consumer loans and opened our first store Houston, Texas. In July 2008 we sold our software operations and retained our business model consulting services. In February 2009 we began our LHPH operations and note sales.

Critical Accounting Policies

Revenue Recognition

     The Company’s revenue is primarily derived from the sale and leasing of used vehicles and consulting and collection services to dealers in the automobile industry

(1)	Used automobile sales:

The Company recognizes revenue on the sale of automobiles upon execution of the sales contract, the customer taking possession of the automobile, and financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain financing of the automobile through the Company.

(2)	Used automobile leases:

The Company recognizes revenue on the lease of automobiles upon execution of the lease contract, the customer taking possession of the automobile, and lease financing having been approved. Customers are required to meet certain underwriting guidelines in order to obtain lease financing of the automobile through the Company. The Company accounts for all leases as a “sales-type lease”.

(3)	Consulting and collection services:

The Company generates revenue from consulting and collections services. These fees include charges for training seminars, performance group seminars, consulting engagements and collection services to the automobile industry. Revenue is recognized when a signed contract has been executed, the services have been delivered, fees are fixed or determinable, collectability is reasonable assured and when all significant obligations have been fulfilled. Therefore, for services that extend over a period of time, revenue is recognized ratably over the term of the contract.

(4)	Products:

The Company also generates non-recurring revenue from the sale of various products to automotive dealerships. Revenue is recognized when a signed contract is executed, the product has been delivered, fees are fixed or determinable, collectability is probable and when all significant obligations have been fulfilled. Generally, this occurs at the time of shipment. The Company does not offer product warranties related to these sales.

Lease transactions

     To qualify for financing under the new DSC financing agreement, the Company converted a number of existing auto note receivables to lease receivables. The Company considered these transactions to be “direct financing leases” and accounted for the leases including the minimum lease payments and the unguaranteed residual value as the gross investment in the lease. The difference between this gross investment and the cost or carrying amount was recorded as unearned income. The unearned income and initial direct costs will be amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

     Any new leases are considered “sales-type leases” and the minimum lease payments and the residual value of the underlying auto are considered in the fair value. The revenue recognition for sales-type leases involves recognizing both a profit element and a financing element.

Transfer of Financial Assets

     From time to time during the three months ending April 30, 2009, the Company has sold portions of its previously generated auto receivable note portfolio. All portfolio sales during this period met the requirements for a sale, and the Company did not retain the right to service the loans.

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

     The Company estimates fair values of derivative financial instruments using the Black-Scholes-Merton or the Flexible Monte Carlo valuation models which embody all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

Allowance for credit losses and concentration of credit risk

     The allowance reflects the Company’s best estimate of probable losses inherent in the accounts, notes receivable and investments in lease balances. The Company determines the allowances based on known troubled accounts, historical experience, credit quality of customers and other industry and Company economic considerations.

     The Company initiates steps to pursue collection of payments for notes or investment in leases upon the customer’s first missed payment. The Company takes steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). Notes and investment in lease balances for accounts held in repossession have been written off and are not included in Notes receivable, net, in the consolidated balance sheets and Net investments in leases. Accounts are charged off at the earlier of the expiration of the applicable State’s statutory notice period for repossessed accounts (from 0 to 30 days), or when management determines timely collection of future payments is not probable for accounts where the Company has been unable to repossess the automobile. When a customer’s account becomes severely delinquent, the Company suspends accrual of interest income.

     The Company maintains an allowance for credit losses on an aggregate basis for the notes receivable and investment in lease portfolio. Management considers the allowance for credit losses to be sufficient to cover estimated losses in the collection of outstanding receivables. The allowance is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance.

     For accounts where the automobile was repossessed, the difference between the loan or investment in lease balance and the fair value of the repossessed automobile (based on the average wholesale selling price at auction) is charged to the allowance for credit losses. Generally, repossessed automobiles are sold at auction. On average, accounts are approximately 90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

     The Company expenses all costs incurred in connection with the process of initiating, refinancing or restructuring notes or lease receivables to include all costs related to underwriting, securing collateral, closing transactions, processing loan documents, and determining credit worthiness.

Three Month Financial Information

     The following summary of selected financial information for the three month period ended April 30, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements, including the notes thereto as of and for periods ended April 30, 2009 and 2008.

Three months ended April 30, 2009 compared to the three months ended April 30, 2008

	April	% of	April	% of
	2009	Revenue	2008	Revenue
Revenue	$8,515,374	100.0	$8,923,272	100.0
Cost of sales	4,867,778	57.2	4,799,693	53.8
Gross profit	3,647,596	42.8	4,123,579	46.2
Operating expenses	3,850,889	45.2	4,226,206	47.4
Operating loss	(203,293)	(2.4)	(102,627)	(1.15)
Interest expense	(961,832)	14.7	(1,906,421)	21.4
Gain (loss) on derivative instruments	(4,763,100)	55.9	2,034,358	(22.8)
Gain on debt extinguishment	31,199,287	443.85	-	-
NET INCOME	$27,271,062	316.9	$25,310	0.3
Income (loss) per common share
Basic	$0.28		$0.00
Diluted	$0.12		$(0.02)

Revenue

     In the three months ended April 30, 2009, our revenues decreased by $407,898 compared to the same period ended April 30, 2008. This decrease was primarily due to the sale of the software division in July 2008 and the loss of that revenue. There was maturing of the portfolio and reduction of interest revenue has also contributed to its decline.

     Total revenue from car sales and leases during the three months ended April 30, 2009 was $6,858,201 compared to $6,500,034 during the three months ended April 30, 2008, an increase of 5.5% . This was a result of an increase in both the total cars sold and the average selling price per car.

     Interest and lease income for the three months ended April 30, 2009 decreased by $376,147 compared to the previous year’s three month period. During the SWC bankruptcy proceedings, October 2008 to February 2009, we were unable to replace maturing accounts in our portfolio because the titles for our floor planed vehicles were under the control of the bankruptcy trustee and were not released until February 20, 2009. This is the main reason for the decrease in interest income.

Cost of Sales

     Our cost of sales expense increased by $68,035 for the three months ended April 30, 2009, compared to the previous year’s three month period. Used car costs increased by $211,122, due to our purchasing of higher priced vehicles. Our Consulting and collections cost of sales decreased by $143,037 during the three months ended April 30, 2009 due to the sale of the software operations in July 2008, and the subsequent reduction of staff and overhead.

Expenses

     For the three months ended April 30, 2009, our personnel expenses decreased by $80,282 compared to the previous year’s three month period. This was due to the planned reduction of staff at both at the corporate level and store level. Selling expenses decreased for the three months ended April 30, 2009 by $36,326 due to a reduction of print and radio advertising. Professional fees decreased by $186,108, because in the prior year, the Company hired outside consultants to assist with internal control testing for management and the Company needed additional legal and accounting assistance due to the Midwest and Houston acquisitions. Other operating expenses increased by $69,394 during the three month period ended April 30, 2009, mostly due to cost of living increases in rent and utilities.

Interest Expense

     Our interest expense and other expenses decreased by $944,589 for the three months ended April 30, 2009, compared to the previous year’s three month period, due to the lower amount of outstanding debt and the lower interest rate on that debt. The outstanding debt was approximately $41.1 million in the prior year as compared to $17.5 million in the current year. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest and Texas locations.

Gain/Loss on Derivative Instruments

     For the three months ended April 30, 2009, we incurred a non-cash loss of $4,763,100 as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the three months ended April 30, 2008 we incurred a non-cash gain of $2,034,358. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

Gain on debt forgiveness

     During the three months ended April 30, 2009, we had a $33.2 million gain on extinguishment of debt. $24.7 million of the extinguishment gain came from the DSC debt forgiveness of $31.0 less the cost of converting our financed receivables to leases of approximately $4.6 million, the fair value of the DSC warrants issued or approximately 1.4 million and the write off of deferred financing costs of approximately $600,000. The remaining $8.8 million gain on debt extinguishment was derived from a modification of the Trafalgar debenture agreement. There was no such gain in the three months ended April 30, 2008.

Consulting and collections services

     Through June 30, 2008, this segment of our business consisted of new sales and monthly revenue for software products and new sales and other related products including revenue from credit bureau fees, supply sales, and forms programming, and new sales and monthly revenue for consulting products. The software operation of this segment was sold on July 2, 2008. As of July 2, 2008, our ongoing revenue stream will consist of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales. In the beginning of fiscal year 2010, the Company opened a collection facility at the corporate headquarters to provide collection services to both our own stores and independent car dealerships.

     Total consulting and collections revenue during the three months ended April 30, 2009 decreased from the prior year’s three month period by $389,918 The three month period this year included no software revenue as compared to three month’s revenue in the same period last year.

Bad Debt Provision

      As of April 30, 2009, the total Carbiz Auto Credit loan portfolio was approximately $10.7 million and the net investment in lease receivables was approximately $15.8 million. The allowance for doubtful accounts at the same date was approximately $3.4 million for the vehicle loan portfolio, and $3.99 million for the net investment in leases, a total of $7.39 million.

Significant Financing Arrangements

Trafalgar Secured Subordinated Debenture Financings

January 2009 and subsequent modifications

     In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms were effective on February 20, 2009 (the “February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009. Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5,100,000, in September 2010, so long as the Company holds consumer notes that are not in default from its BHPH business which have an aggregate balance of at least $10 million and only if cash on hand that exceeds its payables by at least $1 million.

Additional Unsecured Subordinated Debenture Financing

     On April 27, 2009, the Company issued 980,392 shares to Trafalgar at a conversion price of $0.08 for a partial conversion of the Senior Convertible Debenture. On February 19, 2009, a holder of certain of the Company’s October 1, 2007 convertible debentures converted $50,000 principal and $8,196 of accrued interest due under the debentures into 619,102 shares of common stock of the Company. The conversion price was $0.094. The holder is the spouse of a member of the board of directors. On February 16, 2009 11,073,419 shares of common stock were issued upon exercise, by a Company director, of outstanding warrants issued as part of the previously reported October 6, 2004 sale of convertible debentures. The Company received proceeds of $996,578 based on the CDN$ 0.12 warrant exercise price. On February 16, 2009, the Company issued 289,332 shares of common stock upon exercise of outstanding warrants issued as part of the October 1, 2007 convertible debenture financing. The Company received proceeds of $33,273 at exercise prices of $0.01 (72,333 shares), $0.10 (72,333 shares), $0.15 (72,333 shares), and $0.20 (72,333 shares). The warrant holder was a member of the board of directors.

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

     The Asset Purchase Agreement also provided that the Loan Agreement would be amended, effective as of February 20, 2009, pursuant to the terms of the Third Amended and Restated Loan and Security Agreement by and between us, DSC and the other parties thereto (the “New Loan Agreement”). The New Loan Agreement substantially revised the terms of the Loan Agreement, and provided that DSC would forgive all of the outstanding balance due under the SWC Loan Agreement in excess of $12,000,000. At February 20, 2009, there was a total balance of approximately $43.3 million borrowed under the SWC credit facilities. The forgiveness of such amount resulted in us recognizing income in the our fiscal year 2010 for both financial reporting and federal income tax purposes in the amount of the difference between the amount owed as of the closing date and $12,000,000, less the amount of any costs incurred. We incurred normal transaction costs including commitment fees and legal costs related to the restructuring of current notes receivable as required under the New Loan Agreement. It is anticipated that we will apply IRC Section 108 to the gain associated with the forgiveness of SWC debt in fiscal year 2010. We believe that we have net operating loss carry forwards (NOLs) available that will be adequate to absorb any remaining taxable income. However, as a consequence of using IRC Section 108, these NOLs will most likely be reduced to zero in the year following the transaction. There may also be other adjustments that we must make that would have the effect of deferring any potential income tax liabilities. We believe that beyond the reduction of the NOLs that these other adjustments will not have a material impact on our consolidated financial position.

     As DSC primarily provides financing to automobile dealers who lease automotive vehicles to consumers, the New Loan Agreement provided that we had to convert a number of outstanding notes receivable due from consumers who have purchased vehicles from us into closed-end leases or pay a substantial penalty to DSC. Under the New Loan Agreement, we delivered to DSC by the Final Closing Date a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle, with respect to vehicles with an aggregate Floor Plan Value (as defined below) of approximately $9,000,000. We incurred significant costs of approximately $4.6 million in connection with the conversion of these notes receivable, including incentives to borrowers under the notes receivables. The New Loan Agreement provides us with floor plan financing, and generally provides that all advances borrowed to purchase vehicles must be repaid ratably over a two-year period, or upon the sale of the associated vehicle. For loans which are converted to closed-end leases, the two years will commence on the date of conversion. The total credit limit under the New Loan Agreement, as amended, is $19,500,000, which includes the $12,000,000 paid to the Trustee under the Asset Purchase Agreement. As amounts are repaid to DSC, we will be able to re-borrow funds to purchase additional vehicles; provided however, that all advances under the New Loan Agreement are at the sole discretion of DSC. The interest rate for all advances under the floor plan facility, including the amount paid to the Trustee for our inventory of vehicles and all vehicles subject to the conversion documents, will be variable, based upon published rates of DSC. The rate as of April 30, 2009 was 7.5% and our outstanding balance at April 30, 2009 is $17,419,342.

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

Liquidity and Capital Resources

     As of April 30, 2009 and January 31, 2009 we had $782,833 and $674,624, respectively, in cash and cash equivalents. During the three month period ended April 30, 2009, we decreased our accounts payable and accrued liabilities by $525,558, which totaled $4,001,483 at April 30, 2009. During the three months ended April 30, 2009, we made capital lease payments totaling $1,293.

     During the three months ended April 30, 2009, we issued approximately 980,392 shares at a conversion price of $0.0765 in a Trafalgar convertible debenture conversion. Approximately $19,000 of the payment was charged to interest expense, and the remaining amount went to several of the financial instrument’s derivative components. Accordingly, no future cash will be required to pay off this portion of the debentures.

     In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms are effective on February 20, 2009 (“February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Note 5). Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5.1 million in September 2010, so long as the Company holds consumer notes that are not in default from its BHPH business which have an aggregate balance of at least $10 million and only if cash on hand that exceeds its payables by at least $1 million.

     In February 2009, we completed a restructuring of our floor plan and receivables financing with DSC as discussed in Senior Credit facilities above. Our restructured debt agreement provides us with a maximum credit facility of $7.5 million for floor plan and receivables financing. Although we had approximately $43.3 million of outstanding notes payable as of the date of restructuring, effective February 20, 2009, the Company is only obligated to repay $12 million of this amount due to the restructuring with SWC and DSC. The $12.0 million is payable in installments over the next 24 months based upon the underlying auto lease agreements.

     We have incurred significant net losses and negative cash flows from operations, although the gain on debt restructuring during the three months ending April 30, 2009 offset this trend and decreased our stockholders’ deficit. At April 30, 2009, we had a stockholders’ deficit of $5.4 million versus $34.7 million at January 31, 2009. The continued worldwide financial and credit crisis has strained investor liquidity and contracted credit markets. If this environment continues or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. As a result of our lack of financial liquidity and negative stockholders’ equity, there is substantial doubt about our ability to continue as a “going concern”.

     Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through the third quarter of 2010. Therefore, additional capital may be required in order to proceed with our current plan for operations in the BHPH and LHPH industries. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. There can be no assurance that we will be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

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

     As of April 30, 2009, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are approximately as follows:

	Less Than	One to Three	Three to Five	Greater than
	One Year	Years	Years	Five Years	Total
Operating Leases	$1,452,000	$1,592,000	$942,000	$1,378,000	$5,364,000
Capital Leases	1,327				1,327
Long-Term Debt	12,477,061	4,942,281			17,419,343
Convertible Debentures	1,002,254	302,827			1,305,081
	$14,932,642	$6,837,108	$942,000	$1,378,000	$24,089,751

Off-Balance Sheet Arrangements

As of April 30, 2009, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4T. Controls and Procedures

Disclosure Controls

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the last day of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures include without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There were no changes in our internal control over financial reporting occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trafalgar agreement

     On April 27, 2009, the Company issued 980,392 shares to Trafalgar at a conversion price of $0.08 for a partial conversion of the Senior Convertible Debenture.

Conversion of October 1, 2007 convertible debentures

     On February 19, 2009, a holder of certain of the Company’s October 1, 2007 convertible debentures converted $50,000 principal and $8,196 of accrued interest due under the debentures into 619.102 shares of common stock of the Company. The conversion price was $0.094. The holder is the spouse of a member of the board of directors.

Warrants exercised

     On February 16, 2009 11,073,419 shares of common stock were issued upon exercise of outstanding warrants issued as part of the previously reported October 6, 2004 sale of convertible debentures. The Company received proceeds of $996,578 based on the CDN$ 0.12 warrant exercise price.

     On February 16, 2009, the Company issued 289,332 shares of common stock upon exercise of outstanding warrants issued as part of the October 1, 2007 convertible debenture financing. The Company received proceeds of $33,273 at exercise prices of $0.01 (72,333 shares), $0.10 (72,333 shares), $0.15 (72,333 shares), and $0.20 (72,333 shares). The warrant holder was a member of the board of directors.

Unregistered shares issued to officers and directors for directors fees

      On March 24, 2009, the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2009 to be paid in shares of common stock. Accordingly, on March 24, 2009 the Company issued 1,687,500 unregistered common shares valued at $0.08 per share aggregating $135,000.

Unregistered shares issued under cross marketing agreement

     On March 24, 2009 the company issued 125,562 unregistered common shares valued at $0.08 per share aggregating $10,125 to Dealer Services Corporation as partial consideration for execution of a cross marketing agreement under which the Company will derive revenue from marketing and training services to be provided for a lease here pay here funding program.

     On February 20, 2009, the Company issued to DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share when the Company and DSC began negotiating the terms of the New Loan Agreement. The warrants will expire on February 28, 2014. The Company has agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which the Company will be required to register for resale by DSC the shares to be issued to DSC under the warrant, and to use its commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

     Pursuant to the warrants issued to DSC in connection with the New Loan Agreement, the issuance of warrant to Ross Quigley on February 20, 2009 (see below) would have required the Company to increase the 9,718,289 shares issuable under the Existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of these modifications, the Company issued an additional warrant to DSC to purchase up to an additional 750,000 shares of the Company’s common stock with an exercise price of $0.08. The warrants will expire on February 20, 2014.

In connection with the closing of the New Loan Agreement, the Company requested that Ross Quigley, a director and significant shareholder of the Company, exercise certain warrants previously issued to him to purchase 11,073,419 shares of Company common stock in order to provide additional equity financing to the Company. As a condition to such purchase, Mr. Quigley requested that the Company issue to him an additional warrant to purchase up to 10 million shares of Company common stock at any time prior to February 20, 2014 for US$.08 per share and, upon approval by the Board of Directors, the Company issued such warrant to Mr. Quigley on February 20, 2009.

All of the securities described above were issued by us in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act.

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

CARBIZ INC.

Date: June 15, 2009	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)