Form 10-Q
period 2009-07-31
CARBIZ INC
filed 2009-09-10
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ x ]

As of September 10, 2009, 104,560,373 common shares of the Registrant were issued and outstanding.

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2009

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets

	July 31, 2009	January 31, 2009
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$818,625	$674,624
Accounts receivable, net	281,782	85,649
Current portion of notes receivable, net	8,042,225	5,945,345
Current portion net investment in direct
financing and sales-type leases	6,481,824	-
Inventory	5,116,750	2,923,696
Prepaid and other assets	553,386	333,046
	21,294,592	9,962,360
NON-CURRENT
Notes receivable, less current portion	8,929,567	13,999,053
Net investment in direct financing and
sales-type leases, less current portion	4,997,213	-
Deferred financing costs and prepaid interest	4,019,712	625,197
Property plant and equipment, net	693,050	596,415
	$39,934,134	$25,183,025

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,841,360	$4,527,041
Notes Payable
Line of credit	5,355,684	36,696,175
Inventory floor plan	5,830,135	4,596,590
Short Term	452,227	-
Other Debt	756,771	-
Related party	-	200,000
Current portion of capital lease obligation	-	2,620
Current portion of convertible debentures	96,935	255,113
Derivative liabilities	7,807,054	11,796,217
Deferred revenue	153,240	1,985
	24,293,406	58,075,741

NON-CURRENT
Line of credit, less current portion	15,833,763	-
Convertible debenture, less current portion	472,649	1,855,330

	40,599,818	59,931,071

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	20,818,928	19,364,233
Unlimited shares authorized, 102,520,603 and 87,744,296 common shares issued and outstanding at July 31, 2009 and January 31, 2009
ADDITIONAL PAID-IN CAPITAL	7,727,647	6,788,937
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(28,827,062)	(60,516,019)
	(665,684)	(34,748,046)
	$39,934,134	$25,183,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2009	2008	2009	2008
SALES
Used car sales	$8,198,338	$6,909,797	$12,951,801	$13,409,831
Used car sales from sales type leases	2,577,323		4,682,061
Consulting and collection services	139,612	412,942	325,012	988,259
Interest and lease income	1,904,107	1,461,209	3,375,883	3,309,130
	12,819,380	8,783,948	21,334,757	17,707,220
COST OF SALES
Used car costs	6,901,427	5,100,731	11,531,911	9,520,092
Consulting and collection services	386,850	274,951	624,145	655,283
	7,288,277	5,375,682	12,156,056	10,175,375
GROSS PROFIT	5,531,103	3,408,266	9,178,701	7,531,845

OPERATING EXPENSES
Personnel expenses	753,606	654,486	1,312,648	1,293,811
Selling expenses	134,883	202,928	291,874	396,245
Professional fees	253,798	178,305	551,992	662,607
Provision for credit losses	1,786,480	2,403,110	3,375,526	4,134,151
Other operating expenses	1,196,488	1,086,190	2,444,103	2,264,411
	4,125,255	4,525,019	7,976,143	8,751,225
OPERATING INCOME (LOSS)	1,405,848	(1,116,753)	1,202,558	(1,219,380)

INTEREST AND OTHER EXPENSES	(1,060,237)	(1,877,114)	(2,022,069)	(3,783,535)
GAIN (LOSS) ON DERIVATIVE LIABILITIES	4,709,781	2,010,476	(53,319)	4,044,834
GAIN ON SALE OF SOFTWARE DIVISION	-	2,514,229		2,514,229
LOAN PORTFOLIO PURCHASE
TRANSACTION COSTS	(637,500)	-	(637,500)	-
GAIN ON EXTINGUISHMENT OF DEBT	-	-	33,199,287	-
NET INCOME FOR THE PERIOD	$4,417,892	$1,530,838	$31,688,957	$1,556,148
NET INCOME PER SHARE:
Basic	$0.04	$0.02	$0.32	$0.02
Diluted	$-	$0.02	$0.16	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	102,520,603	65,809,853	100,454,161	65,520,687
Diluted	201,815,672	66,759,852	197,821,868	66,505,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	July 31, 2009	July 31, 2008
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:
OPERATING ACTIVITIES
Net Income	$31,688,957	$1,556,148
Items not affecting cash:
Depreciation of property and equipment	77,280	79,678
(Gain) loss on derivative liabilities	53,319	(4,044,834)
Gain on sale of software operations	-	(2,514,229)
Gain on extinguishment of debt	(33,199,287)	-
Amortization of deferred financing costs	189,784	340,973
Amortization of prepaid interest	129,411	-
Amortization of debt discount	636,161	1,051,383
Share-based compensation	195,525	187,290
Provision for credit losses	3,375,526	4,134,151
Net changes in operating assets and liabilities:
Accounts receivable	(196,132)	25,116
Notes receivable	2,448,413	(2,979,897)
Net investment in direct financing and sales-type leases	(12,328,236)	-
Prepaids and other assets	(220,340)	210,926
Inventory	(2,193,054)	(1,992,088)
Deferred costs	-	2,490
Accounts payable and accrued liabilities	(659,281)	345,943
Deferred revenue	151,255	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	(9,850,699)	(3,596,950)
INVESTING ACTIVITIES
Proceeds from sale of software operations	-	2,500,000
Acquisition of Star Financial assets	(7,921,997)
Acquisition of property and equipment	(163,915)	(153,493)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,085,912)	2,346,507
FINANCING ACTIVITIES
Repayment of capital leases	(2,620)	(4,108)
Proceeds from line of credit, net	6,401,904	642,720
Payments on term loan financing	(5,646,589)
Proceeds under term loan financing	16,428,637
Repayment of convertible debentures	-	(154,211)
Repayment of related party debt	(200,000)	-
Proceeds from exercise of warrants	1,099,280	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	18,080,612	484,401
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	(335)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	144,001	(766,377)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	674,624	1,141,271
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$818,625	$374,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended July 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended January 31, 2009, and 2008, included in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009 (the “Annual Report”).

References to the Company or Carbiz include the Company’s consolidated subsidiaries. All dollar figures presented in the condensed consolidated financial statements are denominated in U.S. dollars unless otherwise indicated.

Accounts, notes receivable and net investment in direct financing and sales-type leases

Accounts receivable, notes receivable and net investment in direct financing and sales-type leases (referred to as “lease receivables”) consist of balances due from customers related to consulting and collections services and the sale or leasing of used automobiles. They are presented in the condensed consolidated balance sheet net of an allowance for credit losses. Accounts receivables typically have terms of net 30 days. Notes and lease receivables have remaining terms of 12 to 60 months requiring weekly, bi-weekly or monthly payments. For note receivables, interest is calculated weekly based on the outstanding balance. For lease receivables, the interest is imputed in the lease payments.

Allowance for credit losses and concentration of credit risk

The allowance reflects the Company’s best estimate of probable losses inherent in the accounts, notes and lease receivables. The Company determines the allowances based on known troubled accounts, historical experience, credit quality of customers and other industry and Company economic considerations.

The Company initiates steps to pursue collection of payments for notes or lease receivables upon the customer’s first missed payment. Initial steps may include contacting the customer via telephone, performing a field visit to the customer’s work or home, or activating the automobile’s onboard starter disrupt system. When the initial steps are not successful, the Company takes steps to repossess the automobile. Once the automobile is in the Company’s possession, the vehicle is liquidated and the associated receivable account is charged off at the expiration of the applicable State’s statutory notice period for repossessed accounts, which is usually from 0 to 30 days long. In situations where the Company has been unable to successfully repossess the automobile, the account is written off immediately. When a customer’s account becomes severely delinquent (usually 14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts), the Company suspends accrual of interest income. Notes and lease receivables for accounts held in repossession are fully reserved for in the allowance for credit losses.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The Company maintains an allowance for credit losses on an aggregate basis for the notes and lease receivable portfolio. Management considers the allowance for credit losses to be sufficient to cover estimated losses in the collection of outstanding receivables. The allowance is based primarily upon historical credit loss experience with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance.

For accounts where the automobile was repossessed, the difference between the loan or lease balance and the fair value of the repossessed automobile (based on the average wholesale selling price at auction) is charged to the allowance for credit losses. Generally, repossessed automobiles are sold at auction. On average, accounts are approximately 60-90 days past due at the time of write-off. For previously written-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company expenses all costs incurred in connection with the process of initiating, refinancing or restructuring notes or lease receivables to include all costs related to underwriting, securing collateral, closing transactions, processing loan documents, and determining credit worthiness.

Inventory

Inventory consists of used vehicles and is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis.

Net Income per share

Net Income per share was computed based on the following basic and diluted weighted average common shares outstanding:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net income attributable to common stockholders	$4,417,892	$1,530,838	$31,688,957	$1,556,148
Basic:
Weighted average shares outstanding	102,520,603	65,809,853	100,454,161	65,520,687
Net income per common share - basic	$0.04	$0.02	$0.32	$0.02
Diluted:
Net income attributable to common stockholders	$4,417,892	$1,530,838	$31,688,957	$1,556,148
Adjustments to Net Income	(4,191,458)		766,707
Adjusted net income	$226,434	$1,530,838	$32,455,664	$1,556,148
Weighted average shares outstanding - basic	102,520,603	65,809,853	100,454,161	65,520,687
Effect of dilutive securities	99,295,069	949,999	97,367,707	984,374
Adjusted weighted average share	201,815,672	66,759,852	197,821,868	66,505,061
Net Income per common share (diluted)	$0.00	$0.02	$0.16	$0.02

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The effects of 6,237,891 stock options, 1,397,488 common stock warrants, 2,040,000 non-vested shares from an incentive stock grant and 41,250,089 shares indexed to the derivative liabilities outstanding have been excluded from dilutive securities for the six months ended July 31, 2009, as their effect would be anti-dilutive. In addition, 8,438,041 options and 31,923,604 warrants have been excluded from dilutive securities for the six months ended July 31, 2008.

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

The following table summarizes the level of inputs used to measure certain financial instruments at fair value on a recurring basis as of July 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Derivative
liabilities at
July 31, 2009	$--	$--	$7,807,054	$7,807,054

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended July 31, 2009:

Beginning balance: Derivative financial instruments	$11,796,217
Total (gains) losses	(53,319)
Purchases, sales, issuances and settlements, net)
(4,042,482)
Ending balance	$7,807,054

Revenue recognition

The Company’s revenue is primarily derived from the sale and leasing of used vehicles, and the sale of consulting and collections services to dealers in the automobile industry:

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

are required to meet certain underwriting guidelines in order to obtain lease financing of the automobile through the Company. The Company accounts for leases as a “sales-type lease”.

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

Lease transactions

To qualify for financing under the new DSC financing agreement (see note 3), the Company converted a number of existing finance note receivables to lease receivables in February 2009. The Company considered these transactions to be “direct financing leases” and accounted for the leases including the minimum lease payments and the unguaranteed residual value as the gross investment in the lease. The difference between this gross investment and the cost or carrying amount was recorded as unearned income. The unearned income and initial direct costs are being amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. The difference between the original finance note receivable and the new lease total of payments was recorded as a period expense and charged to income (see note 3). The sales tax and title fees costs related to this conversion were also taken as a period expense.

Any new leases are considered “sales-type leases” and the minimum lease payments and the residual value of the underlying auto are considered in the fair value. The revenue recognition for sales-type leases involves recognizing both a profit element and a financing element at the time of the lease initiation.

Transfer of Financial Assets

From time to time during the six months ending July 31, 2009 the Company has sold portions of its previously generated and recently acquired financed note receivable portfolio. All portfolio sales during this period have met the requirements for a sale and the Company did not retain the right to service or collect those loans.

Use of estimates

In preparing the Company’s consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for credit losses, accrued liabilities, share-based payments, derivative liabilities and contingencies.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Deferred finance costs

Deferred finance costs include the fair value of warrants issued to an existing lender in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit. They will be amortized over the term of the respective financing arrangement. Approximate future amortization of deferred finance costs is as follows as of July 31, 2009:

Years ending July 31
2010	$1,348,243
2011	730,298

$2,078,541

Prepaid interest

Prepaid interest included the initial interest recorded in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit and is amortized over the term of the respective financing arrangement. Such amount was determined by comparing the cost of the acquired portfolio and other assets to the fair value of such assets acquired, and the difference was recognized as prepaid interest (see Note 8). Approximate future amortization of prepaid interest is as follows as of July 31, 2009:

Years ending July 31
2010	$1,035,291
2011	905,880

$1,941,171

Subsequent events

Management has considered all subsequent events through the date of filing of the report with the SEC.

Effect of recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. Management is reviewing this pronouncement to determine its affect, if any, on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009. Management is reviewing this pronouncement to determine its affect, if any, on the Company’s Consolidated Financial Statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009 is not permitted. Management is reviewing this pronouncement to determine its affect, if any, on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which provides guidance establishing standards for disclosure of events that occur after the balance sheet date but before financial statements are issued. The Statement is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Company has included all disclosures required by this standard in these Condensed Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, which provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Statement is effective for fiscal years ending after November 15, 2009, and shall not be applied prospectively. Management is reviewing this pronouncement to determine its affect, if any, on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then- existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.	LIQUIDITY AND MANAGEMENT’S PLANS

As of July 31, 2009, the Company had $818,625 in cash and cash equivalents. The Company has incurred significant net losses and negative cash flows from operations in each of the two years ended January 31, 2009, however, during the six months ended July 31, 2009, the Company recorded $31.7 million net income, which includes a $33.2 million gain on the extinguishment of debt. As of July 31, 2009, the Company had a stockholders’ deficit of $665,684 versus $34.7 million at January 31, 2009.

In February 2009, the Company completed a restructuring of floor plan and receivables debt held by SWC Services LLC (SWC) with Dealer Services Corporation (DSC). The restructured debt agreement provides the Company with a maximum credit facility of $19.5 million for floor plan and lease financing. Although the Company had approximately $43.3 million of outstanding notes payable as of January 31, 2009, effective February 20, 2009, the Company was only obligated to repay $12.0 million of this amount due to the debt restructuring. The $12.0 million is payable in installments over the next 24 months and is included in the aforementioned new credit facility.

On June 15, 2009, the Company obtained a revolving line of credit with Wells Fargo Preferred Capital for up to $20 million that will provide capital based upon the Company’s eligible financed notes receivable. The line of credit is a 2 year commitment and interest is payable monthly.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

2.	LIQUIDITY AND MANAGEMENT’S PLANS (continued)

During the six months ending July 31, 2009, a board member warrant holder exercised 11,762,351 common stock warrants with proceeds to the company of $1,099,280.

With the Company’s new financing agreements in place and our existing cash and cash equivalents are believed by management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through the second quarter of fiscal year 2012, but in order to proceed with the Company’s current expansion plan for operations in the Buy-Here-Pay-Here and Lease-Here-Pay-Here industries, additional capital may be required. The Company’s ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as business performance. There can be no assurance that the Company will be successful in these efforts to arrange additional financing, if needed, on terms satisfactory to it or at all. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. The failure to obtain adequate financing could result in a substantial curtailment of the Company’s operations. Accordingly, the Company anticipates that it may be required to raise additional capital through a variety of sources, including:

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

The average net balance of outstanding note receivables and investment in direct financing and sales-type leases were approximately $28.7 million and $24 million during the six months ended July 31, 2009 and 2008, respectively. The Company earned approximately $3.4 million and $3.3 million of interest and lease income on note and lease receivables with an average yield of 20.10% and 21.00% during the six months ended July 31, 2009 and 2008, respectively. Those amounts have been included as interest and lease income within revenues in these Condensed Consolidated Financial Statements. The Company paid an average effective interest rate of 16.24% to finance the notes receivable and net investment in direct financing and sales-type lease balances during both the six months ended July, 31 2009 and 2008.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES (continued)

Accounts, notes receivable and investment in direct financing and sales-type leases consist of the following:

	Active Account Balances as of July 31, 2009
		Accounts	Accounts
	Active	Held in	Delinquent
	Accounts	Repossession	>90 Days	Total
Accounts receivable	$243,727		61,730	$305,457
Less: Allowance for credit losses	(2,945)		(20,730)	(23,675)
	$240,782	$-	$41,000	$281,782

Notes receivable	$21,358,580	$816,380	$611,451	$22,786,411
Investment in direct financing
and sales-type leases	13,866,261	460,930		14,327,191
Less: Allowance for credit losses	(6,774,012)	(1,277,310)	(611,451)	(8,662,773)
	$28,450,829	$-	$-	$28,450,829

Notes receivable, net :
Current	$8,042,225			$8,042,225
Non-current	8,929,567			8,929,567

Investment in direct financing
and sales-type leases, net
Current	6,481,824			6,481,824
Non-current	4,997,213			4,997,213
	$28,450,829	$-	$-	$28,450,829

	Number of Accounts as of July 31, 2009
Accounts Receivable	50		10	60
Notes	3321	94	114	3529
Leases	2329	74	0	2403

Notes receivable and net investment in direct financing and sales-type leases have an average remaining portfolio life of 29 and 21 months, respectively.

The components of the net investment in direct financing and sales-type leases at July 31, 2009 are as follows:

Total future minimum lease payments	15,099,757
Unguaranteed residual value	3,312,058
Unearned income	(4,084,624)
Gross net investment in direct financing and sales-type leases	14,327,191
Loss allowance for credit losses	(2,848,154)
11,479,037

The average remaining life for the lease portfolio is 21 months, and the future expected maturities are approximately $6.5 million during this year and $5.0 million the following year.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES (continued)

Allowance for credit loss activity is as follows for the six months ended July 31, 2009

	Used Car	Consulting and
	Sales and Leases	Collections
January 31, 2009	$6,250,031	$1,093
Provision for credit losses	1,589,046	-
Write-offs of gross notes receivable	(812,989)	-
Fair value of repossessed vehicles	327,131	-
Recoveries of notes receivable	3,744	-
April 30, 2009	7,356,963	1,093
Provision for credit losses	1,763,898	22,582
Write-offs of notes and lease receivables	(963,993)
Fair value of repossessed vehicles	201,358
Recoveries of notes receivable	280,872
July 31, 2009	$8,639,098	$23,675

4.	CREDIT FACILITIES

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

The Company incurred costs of approximately $4.6 million in connection with the conversion of these notes receivable, which included customer incentives, sales tax payments, and license and title fees.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

The Company has agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which the Company will be required to register for resale by DSC the shares to be issued to DSC under the warrants, and to use its commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

Pursuant to the warrants issued to DSC in connection with the New Loan Agreement, the issuance of warrants to Ross Quigley on February 20, 2009 would have required the Company to increase the 9,718,289 shares issuable under the existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable from $0.03 per share to $0.02852 per share. However, DSC agreed that in lieu of these modifications, the Company issued an additional warrant to DSC to purchase up to an additional 750,000 shares of the Company’s common stock with an exercise price of $0.08. The warrants will expire on February 20, 2014.

In connection with entering into the Asset Purchase Agreement and the New Loan Agreement, Trafalgar Capital Specialized Investment Fund, Luxembourg, the holder of the Company’s convertible debentures (see note 5), consented to the execution and delivery of the New Loan Agreement, which consent was required by a subordination and inter-creditor agreement with Trafalgar.

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

The DSC debt has an effective interest rate of approximately 21.94%, and principal and interest are payable monthly. Amounts due to DSC are collateralized by all of the Company’s assets and the Chairman of the Board’s stock in the Company.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

Wells Fargo Preferred Capital

On June 15, 2009, all of the Company's subsidiaries that are borrowers under the Fourth Amended and Restated Loan and Security Agreement with DSC, dated February 25, 2009 (the "DSC Loan Agreement"), entered into an amendment to the DSC Loan Agreement with DSC, which permits the Company's subsidiaries to enter into the Well Fargo Loan Agreement (the "WF Loan Agreement") and grant Wells Fargo Preferred Capital ("Wells Fargo") a security interest in their personal property.

All of the Company's direct and indirect subsidiaries entered into the WF Loan Agreement dated June 15, 2009 with Wells Fargo Preferred Capital, Inc. Under the WF Loan Agreement, Wells Fargo committed to loan the Company up to (i) $15,000,000 through and including December 31, 2009, (ii) $17,000,000 commencing January 1, 2010 through and including March 31, 2010 and (iii) $20,000,000 thereafter. The purpose of the credit facility is to finance receivables generated by the Company from the sales of used vehicles. The Company may borrow up to 55% of the outstanding amount due under eligible receivables, as defined in the WF Loan Agreement, other than receivables acquired from Star Financial Services (“Star” see Note 8). With respect to the receivables acquired from Star Financial Services in June 2009, they may borrow up to 95% of the amount outstanding under such receivables through the 60th day following the date of the WF Loan Agreement and 90% thereafter.

In order to obtain the consent of DSC to the WF Loan Agreement, DSC requested that the Company issue to DSC warrants to purchase an additional 30,781,800 shares of Company common stock at a purchase price of $0.08 per share at any time until June 15, 2014. The Company's board of directors approved such issuance, finding that the WF Loan Agreement was necessary for the future growth of the Company.

In connection with entering into the WF Loan Agreement, Wells Fargo entered into an Inter-creditor Agreement with DSC and a Subordination and Inter-creditor Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg and the Star note holders.

The WF Loan Agreement is subject to certain borrowing limitations, and includes certain financial and restrictive covenants, including but not limited to covenants requiring the maintenance of minimum Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) and debt to equity ratios. The credit facility will expire on June 30, 2011.

Loans will bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.35%, (3.95% at July 31, 2009) and an unused line fee of 0.25% per annum is charged on the unused portion of the credit facility on a monthly basis. The Company must pay Wells Fargo an administrative fee of $1,000 per month.

Amounts due to Wells Fargo under the WF Loan Agreement are secured by a security interest in all of the personal property of the Company, and guaranteed by the Company under a Guaranty Agreement.

The Company’s initial draw under the WF Loan Agreement was $10,303,665, $8,153,665 of which was used to pay the indebtedness of Star to Wells Fargo.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

The balance outstanding under the DSC and Wells Fargo loan facilities at July 31, 2009 are comprised of the following:

	Current	Long-Term
	Liabilities	Liabilities
WF Line of credit	$-	$11,616,397
DSC line of credit	5,355,684	4,217,366
DSC inventory floor plan	5,830,135	-
Short term notes	452,227	-
Other debt	756,771	-
Total	$12,394,817	$15,833,763

5.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of July 31, 2009:

Convertible debentures, at face value
Maturing through September 2010	$5,829,013
Maturing December 1, 2010	35,037
5,864,050
Less: unamortized discount	(5,294,466)
$569,584

Current	$96,935
Long-term	472,649
$569,584

The Convertible Debentures were originally sold to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) during the fiscal year ended January 31, 2008 and modified and extended a number of times during fiscal year ended January 31, 2009. See Note 7 to the Financial Statements in the January 31, 2009 Form 10-K.

More recently, a further modification effective on February 20, 2009 (“February 2009 modification”) was made allowing the Company to modify the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Note 4). In the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments were and are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5,100,000 will be due in September 2010, but only as long as the Company holds consumer notes that are not in default from its Buy-Here Pay-Here business which have an aggregate balance of at least $10 million and only if cash on hand exceeds its payables by at least $1 million. A further modification was made by Trafalgar which allowed the Company to further modify the terms of its loan agreements with DSC. See Note 4.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

During the six months ended July 31, 2009, the Company issued 11,073,419 and 1,599,494 shares of common stock in connection with the exercise of warrants and the conversions of convertible debentures, respectively, for which $888,310 and $199,419 of related derivative liability was credited to equity.

6.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities at July 31, 2009 were as follows:

		Number of
		Indexed
		Common
	Balance	Shares
Compound Embedded Derivatives associated with:
Convertible debentures, $5,000,000
original face value; $5,829,013
face value plus accrued
interest as of July 31, 2009;
Due September 2010	$4,597,069	94,001,297

Convertible debentures, $800,000 original
face value; $35,037 face
value plus accrued interest as of
July 31, 2009; due December 2010	30,178	600,361
Warrant Liabilities Expiring:
October 2009	38,123	8,417,777
October 2010	43,236	776,468
April 2011	17,501	314,294
October 2011	40,658	876,200
February 2014	808,759	10,468,289
June 2014	2,231,530	30,781,800
	$7,807,054	146,236,486

The Company estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Simulation valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex compound derivative instruments.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

6.	DERIVATIVE LIABILITIES (continued)

Information and significant assumptions embodied in the Company’s valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of July 31, 2009 are illustrated in the following tables:

Compound
Embedded Derivative
$5,829,013 face value secured convertible debentures due September, 2010:
Conversion price	$0.064
Volatility	102.68% – 316.40%
Equivalent term (years)	0.085 – 1.092
Credit-risk adjusted yield	12.66% – 14.23%
Interest-risk adjusted rate	12.00% – 16.20%
Dividends	--

$35,037 face value secured convertible debentures due December, 2010:
Conversion price	$0.064
Volatility	119.42% – 316.40%
Equivalent term (years)	0.161 – 1.119
Credit-risk adjusted yield	12.66% – 14.23%
Interest-risk adjusted rate	11.00% – 13.20%
Dividends	--

Derivative liabilities are adjusted quarterly to their estimated fair values and any changes in fair value are recorded as gain (loss) on derivative liabilities in the condensed consolidated statements of operations.

Gain (loss) on derivative liabilities consists of the following:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Compound embedded derivatives	$4,191,458	$460,961	$(754,789)	$734,243
Warrant derivatives	518,323	1,549,515	701,470	3,310,591
	$4,709,781	$2,010,476	$(53,319)	$4,044,834

7.	STOCKHOLDERS’ EQUITY

Stock options and incentive stock grants

Stock option activity for the six months ended July 31, 2009 is as follows:

	Number	Weighted Average
	Of Options	Exercise Price (*)
Outstanding, February 1, 2009	7,421,891	$ 0.15
Options granted during the period	-	-
Options cancelled during the period	(1,184,000)	0.28
Options exercised during the period	-	-
Outstanding, July 31, 2009	6,237,891	$ 0.15

At July 31, 2009, the outstanding stock options had no aggregate intrinsic value.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

Stock options outstanding and exercisable as of July 31, 2009 are as follows:

	July 31, 2009
	Options Outstanding		Options Exercisable
Exercise		Weighted		Weighted
Price	Number	Average Life (Yrs)	Number	Average Life (Yrs)
0.13	5,600,000	2.46	2,240,000	2.46
0.21	637,891	0.33	637,891	0.33
	6,237,891	2.24	2,877,891	1.99

(*) The 1998 series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at the end of the period.

During the six months ended July 31, 2009 and 2008, the Company recognized share-based compensation expense of $50,400 and $36,179, respectively for stock options granted to employees, and $64,600 and $39,000, respectively, for incentive stock granted to employees and directors and $0, and $47,511, respectively of expense for stock previously granted to consultants for services rendered under a contract with a term which required the amortization of the total expense.

A summary of the Company’s non-vested stock options as of July 31, 2009, and changes during the six months then ended, is summarized as follows:

Shares
Non-vested at February 1, 2009	3,360,000
Granted	-
Vested	-
Forfeited/Cancelled	-
Non-vested at July 31, 2009	3,360,000

At July 31, 2009, the options had a weighted average grant date fair value of $0.09 and no intrinsic value.

As of July 31, 2009, there was approximately $248,920 of unrecognized compensation cost related to non-vested stock options granted. These costs will be expensed over the next two years and six months.

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 1,360,000 shares have been vested as of July 31, 2009.

Warrants classified as equity

The Company has granted warrants to purchase shares of common stock. Warrants outstanding and exercisable at July 31, 2009 are as follows:

		Weighted Average
	Number	Remaining	Weighted Average
Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price
$0.01	144,334	1.16	$ 0.01
$0.08	10,000,000	2.56	$ 0.08
$0.10	144,334	1.16	$ 0.10
$0.15	194,334	1.16	$ 0.15
$0.15	1,000,000	1.58	$ 0.15
$0.20	194,334	1.16	$ 0.20
	11,667,336	2.39	$ 0.09

See Note 6 for summary of warrants classified as liabilities.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

Conversion of Trafalgar convertible debentures

During the six months ended July 31, 2009, the Company issued 980,392 shares of common stock at a conversion price of $0.08 in a Trafalgar Convertible Debenture conversion.

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

Unregistered shares issued under cross marketing agreement

On March 24, 2009 the Company issued 125,562 unregistered common shares valued at $0.08 per share aggregating $10,125 to Dealer Services Corporation as partial consideration for execution of a cross marketing agreement under which the Company will derive revenue from marketing and training services to be provided for a lease-here pay-here funding program.

Additional warrants issued to DSC

On June 15, 2009, the Company issued to DSC warrants to purchase 30,781,800 shares of the company’s stock at a purchase price of $0.08 per share. The warrants will expire on June 15, 2014. The Company has agreed to enter into registration rights agreements similar to the warrants previously issued to DSC. See Note 4. The fair value of these warrants on date of issuance was $2,247,071 which was charged to deferred financing costs at that time and is being amortized over the remaining term of the DSC credit facility. The previously issued warrants were charged as an adjustment of the gain on debt extinguishment. See Note 4. These warrants were also considered to be derivative liabilities and are adjusted quarterly to their estimated fair values. See Note 6.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

8.	STAR FINANCIAL PORTFOLIO ACQUISITION

On June 15, 2009, the Company completed its acquisition of the certain assets of Star Financial Services (“Star”), which included a portfolio of approximately 1500 used automobile and light truck loans. The consideration paid by the Company to Star consisted of approximately $8,154,000 in cash and the assumption of Star’s related party debt of approximately $757,000. In conjunction and simultaneously with the Star acquisition, the Company also entered into an agreement with Wells Fargo Preferred Capital, Inc (“WFPC”) for a secured revolving line of credit (see Note 4). The line of credit was used to fund the purchase of Star’s assets and to pay for the transactions costs of $637,500, which were expensed in the current period and on the face of the Statement of Operations under Loan portfolio purchase transaction costs.

The total purchase price has been allocated to assets acquired based on management’s best estimate of fair value, and are as follows:

Fair Values at
June 15, 2009
Cash	$231,666
Notes receivable, net	6,598,187
Prepaid Interest	2,070,582
Other assets	10,000
Total assets	$8,910,436

WFPC line of credit	$8,153,665
Star related party debt	756,771
Total liabilities	$8,910,436

The estimated value of Notes Receivable was based upon their expected collections net of reserves for uncollectible accounts and unearned interest. The gross notes receivable acquired was $9,554,446, the unearned interest was $663,192 and the allowance for credit losses was $2,293,067. These notes bear interest at rates approximating market rates for loans with similar credit characteristics and are similar in nature to the Company’s existing loans. The Company uses the same credit loss methodology as it uses for its own finance receivables in determining the required credit loss allowance.

The difference between the fair value of the acquired assets and the purchase price has been recorded as prepaid interest in light of the significantly below market interest rate on the WFPC loan, which was used to finance the acquisition of the loan portfolio (see Note 4). Wells Fargo had been the asset based lender to Star Financial Services and were instrumental in effecting the asset purchase transaction.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

9.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and leasing segment (“CarBiz Auto Credit”) and consulting and collections services offered to independent car dealerships (“Consulting and Collections”). For the previous period, the Consulting and Collections segment was named Software and Other Products.

Three months ended July 31,		2009
	Carbiz	Consulting and
	Auto Credit	Collections	Total
Sales	$12,679,768	$139,612	$12,819,380
	6,901,427	386,850	7,288,277
Gross Profit	5,778,341	(247,238)	5,531,103
Operating Expenses (1)	4,001,712	82,428	4,084,140
Income (Loss) From Segments	1,776,629	(329,666)	1,446,963
Depreciation & Amortization			(41,115)
Total Operating Income			1,405,848
Total Assets	$39,652,053	$282,081	$39,934,134

		2008
	Carbiz	Software and
	Auto Credit	Other Products	Total
Sales	$8,371,006	$412,942	$8,783,948
Cost of Sales	5,100,731	274,951	5,375,682
Gross Profit	3,270,275	137,991	3,408,266
Operating Expenses (1)	3,563,743	928,510	4,492,253
Income (Loss) From Segments	(293,468)	(790,519)	(1,083,987)
Depreciation & Amortization			(32,766)
Total Operating Loss			(1,116,753)
Total Assets	$26,674,462	$4,656,518	$31,330,980

(1) Excluding depreciation and amortization

Six months ended July 31,		2009
	Carbiz	Consulting and
	Auto Credit	Collections	Total
Sales	$21,009,745	$325,012	$21,334,757
Cost of Sales	11,531,911	624,145	12,156,056
Gross Profit	9,477,834	(299,133)	9,178,701
Operating Expenses (1)	7,650,450	248,413	7,898,863
Income (Loss) From Segments	1,827,384	(547,546)	1,279,838
Depreciation & Amortization			(77,280)
Total Operating Income			1,202,558
Total Assets	$39,652,053	$282,081	$39,934,134

		2008
	Carbiz	Software and
	Auto Credit	Other Products	Total
Sales	$16,718,961	$988,259	$17,707,220
Cost of Sales	9,520,092	655,283	10,175,375
Gross Profit	7,198,869	332,976	7,531,845
Operating Expenses (1)	6,783,383	1,888,164	8,671,547
Income (Loss) From Segments	415,486	(1,555,188)	(1,139,702)
Depreciation & Amortization			(79,678)
Total Operating Loss			(1,219,380)
Total Assets	$26,674,462	$4,656,518	$31,330,980

(1) Excluding depreciation and amortization

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

10.	INCOME TAXES

As of July 31, 2009, the Company had net operating loss carry-forwards (NOLs) of approximately $26.7 million (expiring from 2010 through 2030) and $13.7 million (expiring 2010 through 2017) in the United States and Canada, respectively. The use of the United States NOLs may be limited in any given year as a result of previous changes in ownership. The Company recorded a gain on the extinguishment of debt of approximately $33.2 million during the three months ended April 30, 2009. The $24.4 million of U.S. gain on debt extinguishment has been excluded from income for income tax purposes based on Internal Revenue Code Section 108. As of February 1, 2011, the Company will be required to reduce certain U.S. tax attributes which will include the reduction of available NOLs. The Company expects available U.S. NOLs to be reduced by approximately $24.4 million. The $8.8 million of Canadian gain on debt extinguishment is not includable in Canadian income and has been treated as a permanent item.

As a result of the above, no income taxes are expected to result from fiscal 2010 operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim Condensed Consolidated Financial Statements as of July 31, 2009 and the January 31, 2009 audited Consolidated Financial Statements included in our January 31, 2009 Form 10-K.

Overview

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The overall U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial markets during the past year. Carbiz has been further challenged by the credit crisis due to our primary lender, SWC Services LLC (SWC), filing bankruptcy in October 2008, which decreased our access to operating cash flow during the period from October 2008 through February 2009. Accordingly, these financing constraints negatively impacted our planned expansion and funding budgets during the first part of our 2010 fiscal year. In response to SWC’s bankruptcy filing, on January 16, 2009, Carbiz Inc. and its operating subsidiaries entered into amended financing arrangements among Dealer Services Corporation (DSC), the trustee for SWC and certain guarantors to the SWC Loan Agreement. The agreement provided for the transfer of SWC’s interests in the Loan Documents to DSC with the terms subject to the Trustee’s receipt of a final order of the United States Bankruptcy Court for the Northern District of Illinois. The agreement also provided that DSC would forgive approximately $31.3 million of a total of approximately $43.3 million outstanding debt previously due to SWC and to additionally provide future inventory floor plan financing of up to $7.5 million and used car lease funding up to $14 million.

On June 15, 2009, we entered into a loan and security agreement with Wells Fargo Preferred Capital, Inc. Wells Fargo committed to initially loan Carbiz up to $15 million to finance receivables generated by Carbiz from the sale of used vehicles and provides for a 55% advance rate on those receivables. The loan has a stated interest rate of the 3 month LIBOR plus 3.35% . The line of credit will increase to $17 million on January 1, 2010, and to $20 million on March 31, 2010 and will terminate on June 30, 2011. These new credit facilities will help expand our portfolio and provide us access to cash.

We anticipate increased revenues and operating earnings due to the increased cash flow available for operations, but we will continue to seek additional funding as necessary in order to sustain and grow our operations.

As a result of the current economic conditions, many financial institutions and other lenders have tightened underwriting standards due to the overall deterioration in credit quality. Therefore, management believes that more consumers are currently moving to the sub-prime lending market to obtain financing. We have attracted new customers with higher credit ratings and the ability to purchase higher priced automobiles. Beginning in February 2009, we commenced our leasing program which focuses on higher priced automobiles with average prices of approximately $11,000. This program will further expand our financing possibilities and we will continue with this strategy in an effort to reach more customers and service those customers who now seek Buy Here-Pay Here (“BHPH”) financing and our newly introduced leasing program – Lease Here–Pay Here (“LHPH”). We will continue to pursue supplemental revenues by serving those customers who are no longer able to purchase automobiles and meet the financial requirements of traditional lenders due to the economy and in order to further grow our business for the future.

Credit loss estimates for notes and lease receivables were higher than our historic figures as a result of the increased charge-offs and delinquency due to rising unemployment rates and the deteriorating U.S. economic environment. Our historic loss rates have been around 20%, but because of the economic downturn, we began using a slightly higher rate for our provision in January, 2009.

Critical Accounting Policies

Revenue Recognition

The Company’s revenue is primarily derived from the sale and leasing of used vehicles and consulting and collection services to dealers in the automobile industry:

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

Lease transactions

To qualify for financing under the new DSC financing agreement, the Company converted a number of existing finance note receivables to lease receivables, in February 2009. The Company considered these transactions to be “direct financing leases” and accounted for the leases including the minimum lease payments and the unguaranteed residual value as the gross investment in the lease. The difference between this gross investment and the cost or carrying amount was recorded as unearned income. The unearned income and initial direct costs will be amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Any new leases are considered “sales-type leases” and the minimum lease payments and the residual value of the underlying auto are considered in the fair value. The revenue recognition for sales-type leases involves recognizing both a profit element and a financing element over the term of the lease

Transfer of Financial Assets

From time to time during the six months ending July 31, 2009, the Company has sold portions of its previously generated auto receivable note portfolio and portions of its portfolio acquired in the Star Financial Services transaction. All portfolio sales during this period met the requirements for a sale, and the Company did not retain the right to service the loans.

Use of estimates

In preparing the Company’s consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as the allowance for credit losses, accrued liabilities, share-based payments, derivative liabilities and contingencies.

Deferred finance costs

Deferred finance costs include the fair value of warrants issued to an existing lender in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit. They will be amortized over the term of the respective financing arrangement. Approximate future amortization of deferred finance costs is as follows as of July 31, 2009:

Periods ending July 31
2010	$1,348,243
2011	730,298
$2,078,541

Prepaid interest

Prepaid interest included the initial interest recorded in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit and is amortized over the term of the respective financing arrangement. Such amount was determined by comparing the cost of the acquired portfolio and other assets to the fair value of such assets acquired, and the difference was recognized as prepaid interest. Approximate future amortization of prepaid interest is as follows as of July 31, 2009:

Periods ending July 31
2010	$1,035,291
2011	905,880
$1,941,171

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

The Company estimates fair values of derivative financial instruments using the Black-Scholes-Merton or the Monte Carlo Simulation valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex compound derivative instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

Allowance for credit losses and concentration of credit risk

The allowance reflects the Company’s best estimate of probable losses inherent in the accounts, notes and lease receivables. The Company determines the allowances based on known troubled accounts, historical experience, underlying collateral, credit quality of customers and other industry and Company economic considerations.

The Company initiates steps to pursue collection of payments for notes or lease receivables upon the customer’s first missed payment. Initial steps may include contacting the customer via telephone, performing a field visit to the customer’s work or home, or activating the automobile’s onboard starter disrupt system. When the initial steps are not successful the Company takes steps to repossess the automobile. Once the automobile is in the Company’s possession, the vehicle is liquidated and the associated receivable account is charged off at the expiration of the applicable State’s statutory notice period for repossessed accounts, which is usually from 0 to 30 days long. In situations where the Company has been unable to successfully repossess the automobile, the account is written off immediately. When a customer’s account becomes severely delinquent (usually 14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts), the Company suspends accrual of interest income. Notes and lease receivables for accounts held in repossession are fully reserved for in the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis for the notes and lease receivable portfolio. Management considers the allowance for credit losses to be sufficient to cover estimated losses in the collection of outstanding receivables. The allowance is based primarily upon historical credit loss experience with consideration given to recent credit loss trends, changes in loan characteristics (i.e., average amounts financed and terms of the notes), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance.

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

Three Month Financial Information

The following summary of selected financial information for the three month period ended July 31, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements, including the notes thereto as of and for periods ended July 31, 2009 and 2008.

Three months ended July 31, 2009 compared to the three months ended July 31, 2008

		% of		% of
	July 2009	Revenue	July 2008	Revenue
Revenue	$12,819,380	100.0	$8,783,948	100.0
Cost of sales	7,288,277	56.9	5,375,682	61.2
Gross profit	5,531,103	43.2	3,408,266	38.8
Operating expenses	4,125,255	32.2	4,525,019	51.5
Operating income (loss)	1,405,548	10.1	(1,116,753)	(12.7)
Interest expense	(1,060,237)	8.3	(1,877,114)	21.4
Gain (loss) on derivative instruments	4,709,781	36.7	2,010,476	22.9
Gain on sale of software division	-		2,514,229	28.6
Transaction Costs	(637,500)	5.0	-
NET INCOME	$4,417,892	34.5	$1,530,838	17.4
Income (loss) per common share
Basic	$0.04		$0.02
Diluted	$0.00		$0.02

Revenue

In the three months ended July 31, 2009, our revenues increased by approximately $4 million compared to the same period ended July 31, 2008. This increase was primarily due to increased used car sales and leases. With a new floor plan funding in place, the Company was able to stock and replenish the stores with a variety of inventory which led to increased sales. The Company’s purchase of Star Financial’s portfolio and the growth of its own portfolio combined to increase interest and lease income by approximately $450,000 from the same period ended July 31, 2008.

Total revenue from car sales and leases during the three months ended July 31, 2009 was $10,775,661 compared to $6,909,797 during the three months ended July 31, 2008, an increase of 56%. This was a result of better inventory at the stores and an overall increase in the average selling price per car.

Total revenue from consulting and collection services during the three months ended July 31, 2009 was $139,612 compared to $412,942, a decrease of $273,330, during the three months ended July 31, 2008. The decrease relates to the July 2008 sale of the software division. The three month period this year includes no software revenue as compared to three month’s revenue in the same period last year.

Interest and lease income for the three months ended July 31, 2009 increased by $442,898 compared to the previous year’s three month period. This increase is due to the increased portfolio size from self generated sales and the acquired Star portfolio.

Consulting and collections services

Through June 30, 2008, this segment of our business consisted of new sales and monthly revenue for software products and new sales and other related products including revenue from credit bureau fees, supply sales, and forms programming, and new sales and monthly revenue for consulting products. The software operation of this segment was sold on July 2, 2008. As of July 2, 2008, our ongoing revenue stream has consisted of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales. In the beginning of fiscal year 2010, the Company opened a collection facility at the corporate headquarters to provide collection services to both our own stores and independent car dealerships.

Cost of Sales

Our cost of sales expense increased by $1,912,595 for the three months ended July 31, 2009, compared to the previous year’s three month period. Used car costs increased by $1,800,696, due to increased sales and increased cost of our vehicles. Our Consulting and collections cost of sales increased by $111,899 during the three months ended July 31, 2009 due to the increase in collections department staff.

Expenses

For the three months ended July 31, 2009, our personnel expenses increased by $99,120 compared to the previous year’s three month period. This was due to an increase in corporate staff positions. Selling expenses decreased for the three months ended July 31, 2009 by $68,045 due to cost savings measures and a reduction in advertising spending. Professional fees increased by $75,493, due to the use of outside professionals to assist with internal control testing for management and complex tax computations Other operating expenses increased by $110,298 during the three month period ended July 31, 2009, mostly due to cost of living increases in rent and utilities and the expansion of our corporate office.

Interest Expense

Our interest expense and other expenses decreased by $816,877 for the three months ended July 31, 2009, compared to the previous year’s three month period, due to the lower amount of outstanding debt and the lower interest rate on that debt. The outstanding debt was approximately $37.1 million in the prior year as compared to $28.2 million in the current year. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values.

Gain/Loss on Derivative Instruments

For the three months ended July 31, 2009, we incurred a non-cash gain of $4,709,781 as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the three months ended July 31, 2008, we incurred a non-cash gain of $2,010,476. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

Provision for credit losses

As of July 31, 2009, the total Carbiz Auto Credit loan portfolio was approximately $16.9 million and the net investment in lease receivables was approximately $11.5 million. The allowance for doubtful accounts at the same date was approximately $5.8 million for the vehicle loan portfolio, and $2.8 million for the net investment in leases, a total of $8.6 million. The provision for credit losses decreased by $758,625, mostly attributable to large blocks of consumer notes written off in the prior year. Those notes were from the acquired Calcars portfolio.

Six Month Financial Information

The following summary of selected financial information for the six months ended July 31, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended July 31, 2009 and 2008.

Six months ended July 31, 2009 compared to the six months ended July 31, 2008

		% of		% of
	July 2009	Revenue	July 2008	Revenue
Revenue	$21,334,757	100.0	$17,707,220	100.0
Cost of sales	$12,156,056	57.0	$10,175,375	57.5
Gross profit	$9,178,701	43.0	$7,531,845	42.5
Operating expenses	$7,976,143	37.4	$8,715,225	49.3
Operating income (loss)	$1,202,558	5.6	$(1,219,380)	(6.9)
Interest expense	$(2,022,069)	9.5	$(3,783,535)	21.4
Gain (loss) on derivative instruments	$(53,319)	0.3	$4,044,824	22.8
Gain on sale of software division	$-		$2,514,229	14.2
Transaction Costs	$(637,500)	3.0	$-
Gain on debt extinguishment	$33,199,287	125.6	$-
NET INCOME (LOSS)	$31,688,957	148.5	$1,556,148	8.7
Income (loss) per common share
Basic	$0.04		$0.02
Diluted	$0.00		$0.02

Revenue

In the six months ended July 31 2009, our revenues increased by approximately $3.6 million as compared to the same period ended July 31, 2008. This increase was primarily due to increased used car sales and leases. With a new floor plan funding in place, the Company was able to stock and replenish the stores with a variety of inventory which led to increased sales. The Company’s purchase of Star Financial’s portfolio and the growth of its own portfolio combined to increase interest and lease income by approximately $450,000 from the same period ended July 31, 2008.

Total revenue from car sales and leases during the six months ended July 31, 2009 was $17,633,862 compared to $13,409,831 during the six months ended July 31, 2008, an increase of 31%. This was a result of better inventory at the stores and an overall increase in the average selling price per car.

Total revenue from consulting and collection services during the six months ended July 31, 2009 was $325,012 compared to $988,259, during the six months ended July 31, 2008, a decrease of $663,247 . The decrease relates to the July 2008 sale of the software division. The six month period this year included no software revenue as compared to six month’s revenue in the same period last year.

Interest and lease income for the six months ended July 31, 2009 increased by $66,753 compared to the previous year’s six month period. This slight increase is the result of a higher portfolio balance from period to period.

Cost of Sales

Our cost of sales expense increased by $1,980,681 for the six months ended July 31, 2009, compared to the previous year’s six month period. Used car costs increased by $2,011,819 due to increased sales and increased cost of our vehicles. Our Consulting and collections cost of sales decreased by $31,138 during the six months ended July 31, 2009 due to the sale of the software operations in July 2008, and the subsequent reduction of staff and overhead.

Expenses

For the six months ended July 31, 2009, our personnel expenses increased by $18,837 compared to the previous year’s three month period. This was due to an increase in corporate staff positions. Selling expenses decreased for the six months ended July 31, 2009 by $104,371 due to cost savings measures and a reduction in advertising spending. Professional fees decreased by $110,615, because in the prior year, the Company needed additional legal and accounting assistance due to the Midwest and Houston portfolio acquisitions. Other operating expenses increased by $179,692 during the six month period ended July 31, 2009, mostly due to cost of living increases in rent and utilities and the expansion of our corporate office.

Interest Expense

Our interest expense and other expenses decreased by $1,761,466 for the three months ended July 31, 2009, compared to the previous year’s three month period, due to the lower amount of outstanding debt and the lower interest rate on that debt. The outstanding debt was approximately $37.1 million in the prior year as compared to $28.2 million in the current year. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values. The current line of credit balance reflects the total borrowed against the acquired loan portfolios and newly generated sales at the Midwest and Texas locations.

Gain/Loss on Derivative Instruments

For the six months ended July 31, 2009, we incurred a non-cash loss of $53,319 as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the six months ended July 31, 2008 we incurred a non-cash gain of $4,044,834. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

Gain on debt forgiveness

During the six months ended July 31, 2009, we had a $33.2 million gain on extinguishment of debt. $24.4 million of the extinguishment gain came from the DSC debt forgiveness of $31.4, less the cost of converting our financed receivables to leases of approximately $4.6 million, the fair value of the DSC warrants issued, of approximately $1.4 million, the write off of deferred financing costs of approximately $600,000 and the additional DSC origin and commitment fees of $370,000. The remaining $8.8 million gain on debt extinguishment was derived from a modification of the Trafalgar debenture agreement. There was no such gain in the six months ended July 31, 2008.

Consulting and collections services

Through June 30, 2008, this segment of our business consisted of new sales and monthly revenue for software products and new sales and other related products including revenue from credit bureau fees, supply sales, and forms programming, and new sales and monthly revenue for consulting products. The software operation of this segment was sold on July 2, 2008. As of July 2, 2008, our ongoing revenue stream has consisted of new sales and monthly revenue from consulting products, training products, Buy Here-Pay Here performance groups, seminars, other one time dealer assistance, and supply sales. In the beginning of fiscal year 2010, the Company opened a collection facility at the corporate headquarters to provide collection services to both our own stores and independent car dealerships.

Provision for credit losses

As of July 31, 2009, the total Carbiz Auto Credit loan portfolio was approximately $16.9 million and the net investment in lease receivables was approximately $11.5 million. The allowance for doubtful accounts at the same date was approximately $5.8 million for the vehicle loan portfolio, and $2.8 million for the net investment in leases, a total of $8.6 million. The provision for credit losses decreased by $758,625, mostly attributable to large blocks of consumer notes written off in the prior year. Those notes were from the acquired Calcars portfolio.

Significant Financing Arrangements

Trafalgar Secured Subordinated Debenture Financings

January 2009 and subsequent modifications

In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms were effective on February 20, 2009 (the “February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009. Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5,100,000, in September 2010, so long as the Company holds consumer notes that are not in default from its BHPH business which have an aggregate balance of at least $10 million and only if cash on hand exceeds its payables by at least $1 million. A further modification was made by Trafalgar which allowed the Company to further modify the terms of the its loan agreements with DSC.

Additional Unsecured Subordinated Debenture Financing

On April 27, 2009, the Company issued 980,392 shares to Trafalgar at a conversion price of $0.08 for a partial conversion of the Senior Convertible Debenture. On February 19, 2009, a holder of certain of the Company’s October 1, 2007 convertible debentures converted $50,000 principal and $8,196 of accrued interest due under the debentures into 619,102 shares of common stock of the Company. The conversion price was $0.094. The holder is the spouse of a member of the board of directors. On February 16, 2009, 11,073,419 shares of common stock were issued upon exercise, by a Company director, of outstanding warrants issued as part of the previously reported October 6, 2004 sale of convertible debentures. The Company received proceeds of $996,578 based on the CDN$ 0.12 warrant exercise price. On February 16, 2009, the Company issued 289,332 shares of common stock upon exercise of outstanding warrants issued as part of the October 1, 2007 convertible debenture financing. The Company received proceeds of $33,273 at exercise prices of $0.01 (72,333 shares), $0.10 (72,333 shares), $0.15 (72,333 shares), and $0.20 (72,333 shares). The warrant holder was a member of the board of directors.

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

The Asset Purchase Agreement also provided that the Loan Agreement would be amended, effective as of February 20, 2009, pursuant to the terms of the Third Amended and Restated Loan and Security Agreement by and between us, DSC and the other parties thereto (the “New Loan Agreement”). The New Loan Agreement substantially revised the terms of the Loan Agreement, and provided that DSC would forgive all of the outstanding balance due under the SWC Loan Agreement in excess of $12,000,000. At February 20, 2009, there was a total balance of approximately $43.3 million borrowed under the SWC credit facilities. The forgiveness of such amount resulted in us recognizing income in the our fiscal year 2010 for both financial reporting and federal income tax purposes in the amount of the difference between the amount owed as of the closing date and $12,000,000, less the amount of any costs incurred. We incurred normal transaction costs including commitment fees and legal costs related to the restructuring of current notes receivable as required under the New Loan Agreement. For tax purposes it is anticipated that we will apply IRC Section 108 to the gain associated with the forgiveness of SWC debt in fiscal year 2010. We believe that we have net operating loss carry forwards (NOLs) available that will be adequate to absorb any remaining taxable income. However, as a consequence of using IRC Section 108, these NOLs will most likely be reduced to zero in the year following the transaction. There may also be other adjustments that we must make that would have the effect of deferring any potential income tax liabilities. We believe that beyond the reduction of the NOLs that these other adjustments will not have a material impact on our consolidated financial position.

As DSC primarily provides financing to automobile dealers who lease automotive vehicles to consumers, the New Loan Agreement provided that we had to convert a number of outstanding notes receivable due from consumers who have purchased vehicles from us into closed-end leases or pay a substantial penalty to DSC. Under the New Loan Agreement, we delivered to DSC a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle, with respect to vehicles with an aggregate Floor Plan Value (as defined below) of approximately $9,000,000. We incurred costs of approximately $4.6 million in connection with the conversion of these notes receivable, including incentives to borrowers under the notes receivables. The New Loan Agreement provides us with floor plan financing, and generally provides that all advances borrowed to purchase vehicles must be repaid ratably over a two-year period, or upon the sale of the associated vehicle. For loans which are converted to closed-end leases, the two years will commence on the date of conversion. The total credit limit under the New Loan Agreement, as amended, is $19,500,000, which includes the $12,000,000 paid to the Trustee under the Asset Purchase Agreement. As amounts are repaid to DSC, we will be able to re-borrow funds to purchase additional vehicles; provided however, that all advances under the New Loan Agreement are at the sole discretion of DSC. The interest rate for all advances under the floor plan facility, including the amount paid to the Trustee for our inventory of vehicles and all vehicles subject to the conversion documents, will be variable, based upon published rates of DSC. The effective rate as of July 31, 2009 was approximately 21.94% and our outstanding balance at July 31, 2009 is $15,636,084.

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

Wells Fargo

On June 15, 2009, all of the Company's direct and indirect subsidiaries (the "Borrowers") entered into the WF Loan Agreement dated June 15, 2009 with Wells Fargo Preferred Capital, Inc. Under the WF Loan Agreement, Wells Fargo committed to loan the Borrowers up to (i) $15,000,000 through and including December 31, 2009, (ii) $17,000,000 commencing January 1, 2010 through and including March 31, 2010 and (iii) $20,000,000 thereafter. The purpose of the credit facility is to finance receivables generated by the Company from the sales of used vehicles. The Borrowers may borrow up to 55% of the outstanding amount due under eligible receivables, as defined in the WF Loan Agreement, other than receivables acquired from Star Financial Services in June 2009. With respect to the receivables acquired from Star, they may borrow up to 95% of the amount outstanding under such receivables through the 60th day following the date of the WF Loan Agreement and 90% thereafter.

The WF Loan Agreement is subject to certain borrowing limitations, and includes certain financial and restrictive covenants, including but not limited to covenants requiring the maintenance of minimum EBITDA and debt to equity ratios. The credit facility will terminate on June 30, 2011.

Loans will bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.35% An unused line fee of 0.25% per annum is charged on the unused portion of the credit facility on a monthly basis, and the Company must pay Wells Fargo an administrative fee of $1,000 per month.

Amounts due to Wells Fargo under the WF Loan Agreement are secured by a security interest in all of the personal property of the Borrowers, and guaranteed by the Company under a Guaranty Agreement.

The Borrowers initial draw under the WF Loan Agreement was $10,303,665, $8,153,665 of which was used to pay the indebtedness of Star to WF.

The total Wells Fargo debt outstanding at July 31, 2009 was $11,616,397.

Liquidity and Capital Resources

As of July 31, 2009 and January 31, 2009, we had $818,325 and $674,624, respectively, in cash and cash equivalents. During the six month period ended July 31, 2009, we decreased our accounts payable and accrued liabilities by $685,681, which totaled $3,841,360 at July 31, 2009.

During the six months ended July 31, 2009, we issued approximately 980,392 shares of common stock at a conversion price of $0.0765 in a Trafalgar convertible debenture conversion. Approximately $19,000 of the payment was charged to interest expense, and the remaining amount went to several of the financial instrument’s derivative components. Accordingly, no future cash will be required to pay off this portion of the debentures.

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

On June 15, 2009, the Company obtained a revolving line of credit with Wells Fargo Preferred Capital for up to $20 million that will finance up to 55% of the Company’s eligible financed notes receivable. The revolving line of credit is a 2 year commitment and interest is payable monthly.

We have incurred significant net losses and negative cash flows from operations, although the gain on debt restructuring during the six months ending July 31, 2009 offset this trend and decreased our stockholders’ deficit. At July 31, 2009, we had a stockholders’ deficit of $665,000 versus $34.7 million at January 31, 2009. The continued worldwide financial and credit crisis has strained investor liquidity and contracted credit markets. If this environment continues or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. As a result of our previous lack of financial liquidity and negative stockholders’ equity, there is substantial doubt about our ability to continue as a “going concern”.

During the six months ending July 31, 2009 a board member warrant holder exercised 11,762,351 common stock warrants with proceeds of $1,029,851.

With the Company’s new financing agreements in place and our existing cash and cash equivalents are believed by management to be sufficient to finance planned operations, debt repayment obligations and capital expenditures through the second quarter of fiscal year 2012, but in order to proceed with the Company’s current expansion plan for operations in the Buy-Here-Pay-Here and Lease-Here-Pay-Here industries, additional capital may be required. The Company’s ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as business performance. There can be no assurance that the Company will be successful in these efforts to arrange additional financing, if needed, on terms satisfactory to it or at all. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. The failure to obtain adequate financing could result in a substantial curtailment of the Company’s operations. Accordingly, the Company anticipates that it may be required to raise additional capital through a variety of sources, including:

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

As of July 31, 2009, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are approximately as follows:

	Less Than	One to Three	Three to Five	Greater than
	One Year	Years	Years	Five Years	Total
Operating Leases	$1,330,440	$1,462,671	$871,586	$1,309,086	$4,973,783
Long-Term Debt	12,394,817	15,833,763			28,228,580
Convertible Debentures	96.935	472,649			569,584
	$13,822,192	$17,769,083	$871,586	$1,309,086	$33,771,947

Off-Balance Sheet Arrangements

As of July 31, 2009, we do not have any off-balance sheet arrangements.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held at the Ritz-Carlton at 1111 Ritz-Carlton Dr., Sarasota, Florida on June 19, 2009 at 4:00 p.m. Our shareholders voted on two items, with results as indicated:

(1)	The election of ten directors to serve until the next annual meeting of shareholders:

Director	No. of Shares	No. of Shares	No. of Shares
	Voted For	Voted Against	Withheld
Carl Ritter	77,986,612	39,363	0
Ross Quigley	77,986,612	39,363	0
Richard Lye	77,986,612	39,363	0
Theodore Popel	77,986,612	39,363	0
Stanton Heintz	77,986,612	39,363	0
Christopher Bradbury	77,986,612	39,363	0
Wallace Weylie	77,986,612	39,363	0
Vernon Haverstock	77,986,612	39,363	0
Gene Tomsic	77,986,612	39,363	0
Brandon Quigley	77,986,612	39,363	0

(2)	The appointment of Cherry, Bekaert & Holland, L.L.P., Certified Public Accountants as Auditor of the Corporation until the next annual General Meeting.

No. of Shares	No. of Shares		No. of
Voted For	Voted Against	No. of Abstentions	Broker Non-Votes
78,025,975	-	-	-

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

CARBIZ INC.

Date: September 10, 2009	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)