Form 10-K/A
period 2009-01-31
CARBIZ INC
filed 2009-12-01
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

CARBIZ INC.

FORM 10-K /A
For the Year Ended January 31, 2009

Explanatory Notes

Carbiz Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report for the fiscal period ended January 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009 in response to certain comments raised by the staff of the SEC. As more fully discussed below, the purpose of this Amendment is to revise certain disclosures in our consolidated financial statements and notes included in Part II, Item 8 Financial Statements and Part II, Item 7 Management’s Discussion and Analysis (“MDA”) to address the following matters:

  Our critical accounting policies in MDA and the notes to our consolidated financial statements have been expanded to provide additional information related to our accounts and notes receivable, leasing activities and loan loss reserves.
  Our consolidated statement of operations has been revised to include gains and losses on asset disposals and impairment charges as a component of operating expenses. We previously reflected these captions in other income and expense.
  Footnotes to our consolidated financial statements related to notes payable, credit facilities and convertible debentures have been modified to include additional details of the terms and conditions underlying the debt agreements.
  Footnotes to our consolidated financial statements related to financial instruments and fair value measurements have been modified to provide additional information about our fair value measurements.
  Footnotes to our consolidated financial statements related to our acquisition of the Star Financial Portfolio have been modified to provide additional details of the underlying transaction and provide further elaboration related to our accounting for this transaction.

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

Accounts and notes receivable, allowance for loan losses and concentration of credit risk

           Accounts and notes receivable consist of balances due from customers related to the sale of used automobiles or consulting services and are presented in the consolidated balance sheet net of an allowance for doubtful accounts and loan losses. Notes receivable have remaining terms of 12 to 48 months requiring weekly, bi-weekly or monthly payments. Interest is calculated weekly based on the outstanding balance. The allowances reflect our best estimate of probable losses inherent in the accounts and notes receivable balances. We determine the allowances based on known troubled accounts, historical experience of collections, write-offs and asset recoveries, credit quality of customers and other industry and our economic considerations.

           We initiate steps to pursue collection of payments for notes receivable upon the customer’s first missed payment. We take steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). While we have a successful history of recovering automobiles that secure delinquent loans through repossession, as is experienced widely in our industry, we generally are unable to recover a significant amount of value from the ultimate sale of the repossessed vehicle relative to the associated note receivable. This is typically due to the deteriorated condition of the repossessed automobile. During our year ending January 31, 2009, our recovery amount as a percent of our gross write-offs amounted to 12.5% (8.4% for the two year period ended January 31, 2009). We will continue to make attempts to improve recovery percentages; however, we currently anticipate that the recovery percentages that we will experience in the foreseeable future will be consistent with this amount.

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

10.43	Sixth Amendment and Reaffirmation, dated February 23, 2009, by Trafalgar Capital Specialized Investment Fund, Luxembourg (Previously filed as an exhibit to Form 8-K dated February 20, 2009)
14	Code of Ethics (Previously filed as an exhibit to Form 10-K filed on April 24, 2009)
21	List of Subsidiaries (Previously filed as an exhibit to Form 10-K filed on April 24, 2009)
23.1	Consent of Cherry, Bekaert & Holland, LLP (Previously filed as an exhibit to Form 10-K filed on April 24, 2009)
23.2	Consent of Cherry, Bekaert & Holland, LLP
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350

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

CARBIZ INC.
Consolidated Statements of Operations
Years ended January 31, 2009 And 2008

	2009	2008
SALES
Used car sales	$28,279,554	$3,759,304
Software and consulting services	1,162,249	2,261,836
Interest income	6,164,859	2,133,949
	35,606,662	8,155,089
COST OF SALES (exclusive of depreciation included in other operating expenses)
Used car sales	20,361,876	3,587,999
Software and consulting services	858,383	1,104,888
	21,220,259	4,692,887

GROSS PROFIT	14,386,403	3,462,202
OTHER OPERATING (INCOME) EXPENSE
Personnel expenses	4,483,867	1,594,442
Selling expenses	814,808	478,814
Professional fees	1,167,503	1,097,301
Provision for loan losses	12,739,062	8,045,665
Loss on disposal of assets	321,746	-
Gain on sale of software assets	(2,514,229)	-
Loss on impairment of goodwill	438,283	-
Other Operating Expenses	4,359,881	3,181,120
Gain on debt forgiveness	-	(391,337)
	23,565,121	14,006,005

LOSS FROM OPERATIONS	(9,178,718)	(10,543,803)

OTHER INCOME (EXPENSE)
Interest expense	(9,077,635)	(2,254,949)
Gain (loss) on derivative financial instruments	(1,731,969)	45,000
Loss on extinguishment of debt	(1,205,720)	-
Write-off of deferred financing costs	-	(1,533,394)
Minority interest in losses	-	44,453
LOSS BEFORE INCOME TAXES	(19,439,842)	(14,242,693)
INCOME TAXES	-	-
NET LOSS	$(19,439,842)	$(14,242,693)
LOSS PER SHARE:
Basic	$(0.26)	$(0.23)
Diluted	$(0.28)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,883,892	61,314,674
Diluted	77,364,415	61,314,674

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

November 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is scheduled to expire on December 31, 2009, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of January, 31 2009, the Company had cash and cash equivalents of $674,624 relating to $935,875 deposited in banks, which exceed these insured amounts. The difference between cash and cash equivalents reflected on the accompanying consolidated balance sheet as of January 31, 2009 and amounts deposited in banks arises from outstanding checks.

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

Accounts and notes receivable, allowance for loan losses and concentration of credit risk

Accounts and notes receivable consist of balances due from customers related to the sale of used automobiles or consulting services and are presented in the consolidated balance sheet net of an allowance for doubtful accounts and loan losses. Notes receivable have remaining terms of 12 to 48 months requiring weekly, bi-weekly or monthly payments. Interest is calculated weekly based on the outstanding balance. The allowances reflect the Company’s best estimate of probable losses inherent in the accounts and notes receivable balances. The Company determines the allowances based on known troubled accounts, historical experience of collections, write-offs and asset recoveries, credit quality of customers and other industry and Company economic considerations.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (continued)

The Company initiates steps to pursue collection of payments for notes receivable upon the customer’s first missed payment. The Company takes steps to repossess an automobile when the account becomes severely delinquent (14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts). While we have a successful history of recovering automobiles that secure delinquent loans through repossession, as is experienced widely in our industry, we generally are unable to recover a significant amount of value from the ultimate sale of the repossessed vehicle relative to the associated note receivable. This is typically due to the deteriorated condition of the repossessed automobile. During our year ending January 31, 2009, our recovery amount as a percent of our gross write-offs amounted to 12.5% (8.4% for the two year period ended January 31, 2009). We will continue to make attempts to improve recovery percentages; however, we currently anticipate that the recovery percentages that we will experience in the foreseeable future will be consistent with this amount.

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

Fair values of warrants are generally determined using the Black-Scholes-Merton valuation technique. Significant assumptions are as follows: Market prices – we use our quoted market prices; Term – we use the remaining contractual term of the contract; Volatility – we use our historical trading volatility for periods consistent with the remaining term of the contract; Risk-Free Rate – we use currently published yields on zero-coupon U.S. Government Securities with maturities consistent with the remaining term of the contract.

Fair values for the compound derivatives are determined using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value complex, compound derivative instruments. Significant assumptions are determined as follows: Trading market values—we use our published trading market values; Term—we use the remaining contractual terms of the debentures; Volatility—we use our historical trading volatility for periods consistent with the remaining terms; Interest Risk—we adjust the contractual coupon rates to give effect to both (i) the trend in the market indicator over a historical period consistent with the remaining term and (ii) the historical fluctuations in the Prime Lending rate over each period; Credit Risk—we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative; and Exercise/Conversion behavior—we establish assumptions (quantified as a percentage that the conversion price is in the money) regarding the likelihood that the investor will convert currently or hold to maturity.

The following table summarizes the level of inputs used to measure certain financial instruments at fair value on a recurring basis as of January 31, 2009, and 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Derivative
liabilities at
January 31, 2009	$--	$--	$11,796,217	$11,796,217
Derivative
liabilities at
January 31, 2008	$--	$--	$8,844,036	$8,844,036

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended January 31, 2009 and 2008:

Derivative financial instruments:	2009	2008
Beginning balances	$8,844,036	$3,415,679
Total (gains) losses	1,731,969	(45,000)
Purchases, sales, issuances, settlements, net	1,220,212	5,473,357
Ending balance	$11,796,217	$8,844,036

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

Derivative financial instruments

Derivative financial instruments, as defined in Statements of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

The derivative classification and accounting for the Company’s warrants is based upon EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which sets forth eight conditions for classification of warrants in stockholders’ equity; otherwise the warrants require liability classification and fair value measurement pursuant to SFAS 133. Warrants are evaluated under these conditions upon inception and as of the close of each reporting period.

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

Reclassifications:

Common stock shares, common stock and additional paid-in capital balances as of January 31, 2008 and 2007 included in the consolidated balance sheet and statement of stockholders’ deficit have been reclassified in the accompanying financial statements from amounts reported in prior years to properly reflect the outstanding common shares and balances as follows:

	January 31, 2008			January 31, 2007
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Common Stock Shares	Common Stock	Additional Paid-in Capital
As previously reported	67,590,681	$16,274,119	$ 7,679,205	64,224,404	$16,274,119	$ 6,222,397
Correction of classification	(2,720,000)	1,043,902	(1,043,902)	(3,400,000)	-	-
As reclassified	64,870,681	$17,318,021	$ 6,635,303	60,824,404	$16,274,119	$ 6,222,397

During our year ended January 31, 2008, certain transactions were credited entirely to additional paid in capital rather than common stock. The adjustment under the caption January 31, 2008 gives effect to these reclassifications and the correct number of common shares issued. During our year ended January 31, 2007, the Company granted and issued 3,400,000 shares of restricted common stock and properly recorded the expense associated therewith, but did not record the shares issued. The shares were properly included in per share computations in those periods. The reclassification had no impact on the results of operations or other captions in the balance sheet of the Company.

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

The average balance of outstanding notes receivable was approximately $29.5 million and $16.6 million during the years ended January 31, 2009 and 2008, respectively. We earned approximately $6.2 million of interest income with an average yield of 20.1% and 20.4% on loans receivable during the years ended January 31, 2009 and 2008, respectively. Those amounts have been included as interest income within Revenues in these consolidated financial statements. We paid an average effective interest rate of 12% to finance the notes receivable balances during both the years ended January 31, 2009 and 2008.

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

On January 29, 2009, the United States Bankruptcy Court for the Northern District of Illinois, which has jurisdiction over the bankruptcy of SWC, issued an order approving the transfer of SWC’s interests in the Loan Agreement and related loan documents to Dealer Services Corporation (“DSC”), pursuant to the terms of the asset purchase agreement between DSC and the trustee. See Note 10 for further discussions of the amended and restated loan and security agreement.

During the years ended January 31, 2009 and 2008, the weighted average interest rates experienced on short term credit facilities amounted to 12.8% and 13.8%, respectively.

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

     (1) Maturity date modified in February 2009; see further below

1. Trafalgar Convertible Debentures

On February 28, 2007 the Company issued $2,500,000 Secured Convertible Debentures ("February Trafalgar Debentures") to Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar"). On August 31, 2007 the Company sold $1,000,000 Secured Convertible Debentures to Trafalgar ("August Trafalgar Debentures"). On September 26, 2007 the Company issued $1,500,000 Secured Convertible Debentures ("September Trafalgar Debentures") to Trafalgar. In addition, the Company issued warrants to Trafalgar to purchase 2,500,000 and 4,000,000 common shares for a period of five years and three years, respectively. The warrants were issued at various exercise prices ranging from US$0.01 to US$0.22.

The Trafalgar Debentures are convertible at Trafalgar's option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company's common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. Trafalgar has the option to require the Company to redeem the debentures for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instruments are convertible, registration and listing (and maintenance thereof) of the Company's common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, the Company extended registration rights to Trafalgar that requires registration of the shares underlying the warrants and the continuing effectiveness of the registration statement under which shares are registered; the Company would be required to pay monthly liquidating damages of 2.0% (capped at 15%) for defaults under this provision.

In the evaluation of the Trafalgar Debentures, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument as defined in Emerging Issues Task Force Consensus No. 05-02, "Meaning of "Conventional Convertible Debt Instrument" ("EITF 05-02") due to the variable conversion price; and it did not otherwise meet the conditions for equity classification set forth in Emerging Issues Task Force Consensus No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value in accordance with Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound derivative instrument that is carried as a component of derivative liabilities.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

The Company evaluated the detachable warrants for purposes of classification under Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). The warrants did not embody any of the conditions for liability classification under the FAS 150 context. The warrants were then evaluated under FAS 133. The warrants did not meet the conditions for equity classification set forth in EITF 00-19. Therefore, the warrants are required to be classified as liabilities and initially and subsequently carried at fair value under FAS 133.

Based upon the above accounting conclusions, the allocation of the basis arising from each of the Trafalgar Debentures financing transactions is summarized in the table below:

	February	August	September
	Trafalgar	Trafalgar	Trafalgar
	Debentures	Debentures	Debentures	Total
Deferred finance costs	$310,164	$125,169	$187,620	$622,953
Penalty expense	--	--	40,000	40,000
Prepaid interest	90,833	20,000	27,500	138,333
Derivative liabilities:
Compound derivative	(1,655,432)	(752,941)	(1,308,073)	(3,716,446)
Warrants	(562,500)	(380,200)	(495,250)	(1,437,950)
Convertible debentures	(383,087)	--	--	(383,087)
Day-one derivative loss	101,058	133,141	303,371	537,570
Financing proceeds	$2,098,964	$854,831	$1,244,832	$4,198,627

2. Modifications:

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

The Company accounted for the modifications to the debentures based on the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of certain of the outstanding debentures were considered substantial, as defined, and therefore, for accounting purposes the debenture modification has been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the September 2008 Modification. The Company recorded a loss on extinguishment of debt of $1,205,720, as a result of these transactions.

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

3. Private Placement October 1, 2007 Convertible Debentures

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

In addition, the Company issued detachable warrants to purchase up to an aggregate of 1,066,667 common shares at any time until September 26, 2010, with 266,666 shares at US$0.01 per share, 266,667 shares at US$0.10 per share, 266,667 shares at US$0.15 per share and 266,667 shares subject to purchase at US$0.22 per share.

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

7.	CONVERTIBLE DEBENTURES (continued)

In the evaluation of the Private Placement Debentures, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument as defined in EITF 05-02 due to the variable conversion price; and it did not otherwise meet the conditions for equity classification set forth in EITF 00-19. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value in accordance with FAS 133.

The Company evaluated the warrants for purposes of classification under FAS 150. The warrants did not embody any of the conditions for liability classification under the FAS 150 context. The warrants were then evaluated under FAS 133. The warrants did meet the conditions for equity classification set forth in EITF 00-19. Therefore, the warrants were recorded upon inception in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) at a relative fair value of $133,814.

Based upon the above accounting conclusions, the allocation of the basis arising from the Private Placement Debentures financing transactions is summarized in the table below:

Private Placement
Debentures
Compound derivative	$(896,800)
Paid in capital	(133,814)
Day-one derivative loss	230,614
Financing proceeds	$800,000

8.	ACQUISITIONS

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

9.	SALE OF SOFTWARE ASSETS

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

18.	SEGMENT INFORMATION (continued)

		2009

		Consulting and
	Carbiz Auto Credit	Software	Total
Sales	$34,444,413	$1,162,249	$35,606,662
Cost of sales	20,361,876	858,383	21,220,259
Gross profit	14,082,537	303,866	14,386,403
Other operating expenses (income) (1)	23,533,629	(2,417,537)	21,116,092
Income (loss) from operations, before
depreciation and other income (expense)	(9,451,092)	2,721,403	(6,729,689)
Depreciation			(694,829)
Other income (expense)			(12,015,324)
Net Loss			(19,439,842)

Total Assets	$25,133,662	$49,363	$25,183,025

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$5,893,253	$2,261,836	$8,155,089
Cost of Sales	3,587,999	1,104,888	4,692,887
Gross Profit	2,305,254	1,156,948	3,462,202
Other operating expenses (income) (1)	10,145,842	3,768,914)	13,914,756
Income (loss) from operations, before
depreciation and other income (expense)	(7,840,588)	(2,611,966)	(10,452,554)
Depreciation			(91,249)
Other income (expense)			(3,698,890)
Net Loss			(14,242,693)

Total Assets	$27,693,773	$4,163,871	$31,857,644

(1) Excluding depreciation and amortization

21.	SUBSEQUENT EVENTS

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

CARBIZ INC.
Notes to the Consolidated Financial Statements
January 31, 2009 and 2008

21.	SUBSEQUENT EVENTS (continued)

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

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sarasota, State of Florida on December 1, 2009.

CARBIZ INC.

                 /s/ Stanton Heintz
Stanton Heintz
Chief Financial Officer