Form 10-Q/A
period 2009-07-31
CARBIZ INC
filed 2009-12-01
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

CARBIZ INC.

FORM 10-Q /A

For the Quarterly Period Ended July 31, 2009

Explanatory Notes

Carbiz Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the quarterly period ended July 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 10, 2009 in response to certain comments raised by the staff of the SEC. As more fully discussed below, the purpose of this Amendment is to revise certain disclosures in our condensed consolidated financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis (“MDA”) to address the following matters:

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets

	July 31, 2009	January 31, 2009
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$818,625	$674,624
Accounts receivable, net	281,782	85,649
Current portion of notes receivable, net	8,042,225	5,945,345
Current portion net investment in direct
financing and sales-type leases	6,481,824	-
Inventory	5,116,750	2,923,696
Prepaid and other assets	553,386	333,046
	21,294,592	9,962,360
NON-CURRENT
Notes receivable, less current portion	8,929,567	13,999,053
Net investment in direct financing and
sales-type leases, less current portion	4,997,213	-
Deferred financing costs and prepaid interest	4,019,712	625,197
Property plant and equipment, net	693,050	596,415
	$39,934,134	$25,183,025

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$3,841,360	$4,527,041
Notes Payable
Line of credit	5,355,684	36,696,175
Inventory floor plan	5,830,135	4,596,590
Short Term	452,227	-
Other Debt	756,771	-
Related party	-	200,000
Current portion of capital lease obligation	-	2,620
Current portion of convertible debentures	96,935	255,113
Derivative liabilities	7,807,054	11,796,217
Deferred revenue	153,240	1,985
	24,293,406	58,075,741

NON-CURRENT
Line of credit, less current portion	15,833,763	-
Convertible debenture, less current portion	472,649	1,855,330

	40,599,818	59,931,071

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
COMMON SHARES	20,818,928	19,364,233
Unlimited shares authorized, 102,520,603 and 87,744,296 common shares issued and outstanding at July 31, 2009 and January 31, 2009
ADDITIONAL PAID-IN CAPITAL	7,727,647	6,788,937
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(28,827,062)	(60,516,019)
	(665,684)	(34,748,046)
	$39,934,134	$25,183,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALES
Used car sales	$8,198,338	$6,909,797	$12,951,801	$13,409,831
Used car sales from sales type leases	2,577,323		4,682,061
Consulting and collection services	139,612	412,942	325,012	988,259
Interest and lease income	1,904,107	1,461,209	3,375,883	3,309,130
	12,819,380	8,783,948	21,334,757	17,707,220
COST OF SALES (exclusive of depreciation
included in other operating expenses)
Used car costs	6,901,427	5,100,731	11,531,911	9,520,092
Consulting and collection services	386,850	274,951	624,145	655,283
	7,288,277	5,375,682	12,156,056	10,175,375
GROSS PROFIT	5,531,103	3,408,266	9,178,701	7,531,845

OPERATING EXPENSES
Personnel expenses	753,606	654,486	1,312,648	1,293,811
Selling expenses	134,883	202,928	291,874	396,245
Professional fees	253,798	178,305	551,992	662,607
Provision for credit losses	1,786,480	2,403,110	3,375,526	4,134,151
Gain on sale of software assets	-	(2,514,229)		(2,514,229)
Gain on extinguishment of debt	-	-	(33,199,287)	-
Other operating expenses	1,196,488	1,086,190	2,444,103	2,264,411
	4,125,255	2,010,790	(25,223,144)	6,236,996
OPERATING INCOME (LOSS)	1,405,848	1,397,476	34,401,845	1,294,849
INTEREST AND OTHER EXPENSES	(1,060,237)	(1,877,114)	(2,022,069)	(3,783,535)
GAIN (LOSS) ON DERIVATIVE FINANCIAL INSTR	4,709,781	2,010,476	(53,319)	4,044,834
LOAN PORTFOLIO PURCHASE
TRANSACTION COSTS	(637,500)	-	(637,500)	-
NET INCOME FOR THE PERIOD	$4,417,892	$1,530,838	$31,688,957	$1,556,148
NET INCOME PER SHARE:
Basic	$0.04	$0.02	$0.32	$0.02
Diluted	$-	$0.02	$0.16	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	102,520,603	65,809,853	100,454,161	65,520,687
Diluted	201,815,672	66,759,852	197,821,868	66,505,061

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

Net Income per share

The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic (loss) income per share represents our income (loss) divided by the weighted average number of shares of common shares outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible debentures, warrants, and employee stock options. Diluted income (loss) per share is calculated by including potentially dilutive share issuances in the denominator. The Company computes the effects on diluted loss per share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. The Company computes the effects on diluted loss per share arising from convertible securities, such as the convertible debentures, using the if-converted method. Adjustments to income (loss) for interest and derivative income (expense) are necessary to arrive at the numerator for diluted income (loss) per share. The effects, if anti-dilutive are excluded.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The numerators and denominators for the calculation of net income (loss) per share are as follows:

	Three months ended		Six months ended
	July 31		July 31
	2009	2008	2009	2008
Net income (numerator for basic)	$4,417,892	$1,530,838	$31,688,957	$1,556,148
Basic denominator:
Weighted average shares outstanding	102,520,603	65,809,853	100,454,161	65,520,687
Net income per common share-basic	$0.04	$0.02	$0.32	$0.02

Diluted numerator:
Net income	$4,417,892	$1,530,838	$31,688,957	$1,556,148
Adjustments to net income	(4,191,458)	(1,325,453)	766,707	(3,452,007)
Adjusted net income	$226,434	$205,385	$32,455,664	$(1,895,589)

Diluted denominator:
Weighted average shares outstanding	102,520,603	65,809,853	100,454,161	65,520,687
Effect of diluted securities	99,295,069	36,212,394	97,367,707	38,811,568
Adjusted weighted average shares	201,815,672	102,022,247	197,821,868	104,332,255
Net income per common share-diluted	$0.00	$0.00	$0.16	$(0.02)

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

Transfer of Financial Assets

From time to time, the Company has sold portions of its previously generated and recently acquired financed note receivable portfolio. All portfolio sales during this period have met the requirements for a sale and the Company did not retain the right to service or collect those loans.

During the six months ended July 31, 2009, the Company sold approximately $2.95 million of notes receivable for cash. The sale resulted in an immaterial gain.

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

The average net balance of outstanding gross note receivables and investment in direct financing and sales- type leases were approximately $28.7 million and $24 million during the six months ended July 31, 2009 and 2008, respectively. The Company earned approximately $3.4 million and $3.3 million of interest and lease income on note and lease receivables with an average yield of 20.10% and 21.00% during the six months ended July 31, 2009 and 2008, respectively. Those amounts have been included as interest and lease income within revenues in these Condensed Consolidated Financial Statements. The Company paid an average effective interest rate of 16.24% to finance the notes receivable and net investment in direct financing and sales-type lease balances during both the six months ended July, 31 2009 and 2008.

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

Both of the DSC warrants were valued at February 20, 2009 using the Black-Scholes Option Pricing Model, resulting in a fair value of $1,286,000 for the $0.03 warrants and $100,000 for the $0.08 warrants. Significant assumptions included: trading market value—$0.14; volatility—133.49%; term—5.0 years; and, risk free rate—1.81%. The aggregate fair value of $1,386,000 was included in a component of the consideration extended for purposes of computing the gain on extinguishment.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

The balance outstanding under the DSC and Wells Fargo loan facilities at July 31, 2009 are comprised of the following:

	Current	Long-Term
	Liabilities	Liabilities
WF Line of credit	$-	$11,616,397
DSC line of credit	5,355,684	4,217,366
DSC inventory floor plan	5,830,135	-
Short term notes	452,227	-
Other debt	756,771	-
Total	$12,394,817	$15,833,763

5.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of July 31, 2009 and January 31, 2009:

	July 31, 2009	January 31, 2009
Convertible debentures, at face value
Maturing through September 2010	$4,786,400	$5,817,189
Maturing December 1, 2010	27,000	77,000
	4,813,400	5,894,189
Less: unamortized discount	(4,243,816)	(3,783,746)
	$569,584	$2,110,443

Current	$96,935	$255,113
Long-term	472,649	1,855,330
	$569,584	$2,110,443

1. Trafalgar Convertible Debentures

On February 28, 2007 the Company issued 12.0%, face value $2,500,000 Secured Convertible Debentures (“February Trafalgar Debenture”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”). The face value of the February Trafalgar Debenture amounted to $2,286,400 and $2,821,877 as of July 31, 2009 and January 31, 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,500,000 shares of common stock, have a strike price of $0.15 and a term of five years.

On August 31, 2007 the Company issued 12.0%, face value $1,000,000 Secured Convertible Debentures to Trafalgar (“August Trafalgar Debenture”). The face value of the August Trafalgar Debenture amounted to $1,000,000 and $1,178,127 as of July 31, 2009 and January 31, 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,000,000 shares of common stock, have a strike prices of $0.15 for 1,000,000 warrants and $0.22 for 1,000,000, and a term of three years.

On September 26, 2007 the Company issued 11.0%, face value $1,500,000 Secured Convertible Debentures (“September Trafalgar Debenture”) to Trafalgar. The face value of the September Trafalgar Debenture amounted to $1,500,000 and $1,817,182 as of July 31, 2009 and January 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,000,000 shares of common stock, have strike prices ranging from $0.01 to $0.20, and a term of three years.

The face values above give effect to conversion, capitalization of interest and, as discussed further below, modifications. The Trafalgar Debentures are secured by all tangible and intangible assets of the Company, but are subordinate in priority to the DSC and Wells Fargo credit facilities.

The Trafalgar Debentures are convertible at Trafalgar’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion. Trafalgar has the option to require the Company to redeem the debentures for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instruments are convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to Trafalgar that requires registration of the shares underlying the warrants and the continuing effectiveness of the registration statement under which shares are registered; the Company would be required to pay monthly liquidating damages of 2.0% (capped at 15%) for defaults under this provision.

In the evaluation of the Trafalgar Debentures, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument as defined in Emerging Issues Task Force Consensus No. 05-02, “Meaning of "Conventional Convertible Debt Instrument" in Issue No. 05-02” (“EITF 05-02”) due to the variable conversion price; and it did not otherwise meet the conditions for equity classification set forth in Emerging Issues Task Force Consensus No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value in accordance with Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound derivative instrument that is carried as a component of derivative liabilities.

The Company evaluated the detachable warrants for purposes of classification under Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants did not embody any of the conditions for liability classification under the FAS 150 context. The warrants were then evaluated under FAS 133. The warrants did not meet the conditions for equity classification set forth in EITF 00-19. Therefore, the warrants are required to be classified as liabilities are initially and subsequently carried at fair value under FAS 133.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

Based upon the above accounting conclusions above, the allocation of the basis arising from each of the Trafalgar Debentures financing transactions is summarized in the table below:

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

2. Modifications

The Convertible Debentures were originally sold to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) during the fiscal year ended January 31, 2008 and modified and extended a number of times during fiscal year ended January 31, 2009. More recently, a further modification effective on February 20, 2009 (“February 2009 modification”) was made allowing the Company to modify the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Note 4). In the February 2009 modification, Trafalgar (i) capitalized $203,890 of interest and (ii) extended the maturity dates of all three of the debentures to September 30, 2010. [Deleted sentence] A further modification was made by Trafalgar to subordinate its indebtedness which allowed the Company to further modify the terms of its loan agreements with DSC. See Note 4. As a result of these modifications, the effective borrowing rate, as computed pursuant to EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of SFAS 15 Troubled Debt Restructurings, increased from approximately 12.0% to 14.0% . As a result of an increase in the effective borrowing rate and other qualitative considerations, including the principal purpose of the modifications being related to establishing the DSC borrowing arrangement, the modifications did not constitute a troubled debt restructuring.

The Company accounted for the modifications to the debentures based on the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of certain of the outstanding debentures were considered substantial when considering both the change in the present value of cash flows and the change in the fair value of the embedded conversion feature, as defined, and therefore, for accounting purposes the debentures have been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the February 2009 Modification. The Company recorded a gain on modification of debt of $8,780,189, as a result of these transactions. The amount of gain was computed as follows:

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

Carrying value of debentures prior to the modification:
Compound derivative financial instruments	$12,169,259
Debentures	2,405,990
14,575,249
Fair value of modified debentures	5,524,106
Gain on extinguishment	$9,051,142

Reallocation of fair value of modified debentures:
Compound derivative financial instruments	$5,555,058
Debentures	240,000
Day-one derivative loss	(270,952)
$5,524,106

The fair value of the modified debentures represents the present value of the future cash flows. The credit risk adjusted market rate used for purposes of present value amounted to 14.0% and was based upon current corporate bond rates for issues with similar credit risks as those of the Company. The reallocation of the fair value is required first to the derivatives, because those are required to be carried at fair value. Since the fair value was insufficient to record both the derivative and debt, a day-one loss has been reflected in our statement of operations as a component, and reduction of, the gain on extinguishment. Accordingly, the net gain includes the $9,051,142 gain on extinguishment plus the ($270,952) day-one derivative loss.

During the six months ended July 31, 2009, the Company issued 11,073,419 and 1,599,494 shares of common stock in connection with the exercise of warrants and the conversions of convertible debentures, respectively, for which $888,310 and $199,419 of related derivative liability was credited to equity.

3. Private Placement October 1, 2007 Convertible Debentures

On October 1, 2007, the Company completed an 11.0%, face value $800,000 financing with a group of investors (“Purchasers”), each of which are related parties, by issuing to them debentures with a face amount of $800,000 and which have an original maturity date of December 1, 2011 (“October Debentures”). The face value of the October debentures amounted to $27,000 and $77,000 at July 31, 2009 and January 31, 2009, respectively, after giving effect to conversions. Interest on the October Debentures is payable monthly. The principal is payable December 1, 2010.

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

The Company evaluated the warrants for purposes of classification under FAS 150. The warrants did not embody any of the conditions for liability classification under the FAS 150 context. The warrants were then evaluated under FAS 133. The warrants did meet the conditions for equity classification set forth in EITF 00- 19. Therefore, the warrants were recorded upon inception in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) at a relative fair value of $133,814.

Based upon the above accounting conclusions above, the allocation of the basis arising from the Private Placement Debentures financing transactions is summarized in the table below:

Private Placement
Debentures
Compound derivative	$(896,800)
Paid in capital	(133,814)
Day-one derivative loss	230,614
Financing proceeds	$800,000

6.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities at July 31, 2009 were as follows:

		Number of Indexed
	Balance	Common Shares
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

Warrants

The Company has granted warrants to purchase shares of common stock. Warrants outstanding, related activity during the period, details of prices and warrants exercisable at July 31, 2009 are as follows:

		Weighted Average
	Number	Exercise Price
Outstanding, February 1, 2009	23,424,825	0.10
Issued	51,250,089	0.07
Exercised	(11,362,750)	0.11
Cancelled or expired	--	--
Outstanding, July 31, 2009	63,312,164	0.08

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

		Weighted Average
Exercise Prices	Number	Remaining Life (Years)
0.01	144,334	1.16
0.03	9,718,289	4.56
0.08	41,531,800	4.31
0.10	144,334	1.16
0.11	9,508,539	0.32
0.15	1,194,334	1.51
0.20	632,434	1.81
0.21	438,100	1.16
	63,312,164	3.64

As of July 31, 2009, of the 63,312,164 total warrants outstanding, 11,667,336 are classified as equity and 51,634,828 are classified as liabilities.

The derivative classification and accounting for the Company’s warrants is based upon EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which sets forth eight conditions for classification of warrants in stockholders’ equity; otherwise the warrants require liability classification and fair value measurement pursuant to SFAS 133 and, commencing on February 1, 2009, EITF 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. Warrants are evaluated under these conditions upon inception and as of the close of each reporting period. See Note 6 Derivative Liabilities for information associated with our warrants that are classified as liabilities.

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

On June 15, 2009, the Company completed its purchase of a loan portfolio comprising approximately 1,500 automobile and light truck loans, with a face value of $9,738,862 and a net realizable value of $6,598,187 from Star Financial Services (“Star”). Consideration for the purchase consisted of the assumption of face value $8,153,665 notes payable due by Star to Wells Fargo Preferred Capital, Inc. (“WFPC”) under a line of credit arrangement, which amount was secured by the purchased portfolio, and up to $2,067,534 in other indebtedness to Star’s principals, which amount was subject to adjustment for estimated loan loss allowances. The final, adjusted other indebtedness assumed amounted to $756,771.

Contemporaneously with the above purchase, and as a pre-negotiated condition precedent to completing the purchase, the Company entered into the Wells Fargo loan agreement, terms of which are discussed in Note 4. As a result of the negotiations with Wells Fargo Preferred Credit to accomplish the purchase, the Company received significant reductions in future interest on drawings on the Wells Fargo loan agreement (currently 3.95% compared to market rates which range from 12% to 20%). The terms of the purchase agreement provided for the assumption of Star’s Wells Fargo line of credit balance and repayment through drawings under the Wells Fargo loan agreement upon closing, which was accomplished.

The Company accounted for the purchase as an asset acquisition, at cost, by first allocating the total consideration for the purchase between the purchase of assets from Star and the future interest reductions arising from the Wells Fargo loan agreement, characterized as prepaid interest. The consideration was then allocated to the assets acquired from Star (other than cash) based upon their relative fair values. The following table illustrates these allocations:

	Star Asset	Wells Fargo Loan
	Purchase	Agreement	Total
Assets acquired:
Loan portfolio	$6,598,187	$--	$6,598,187
Other assets, including $231,666 in cash	241,666	--	241,666
Prepaid interest	--	2,070,582	2,070,582
	$6,839,853	$2,070,582	$8,910,436
Consideration:
Assumption of credit line	$6,083,083	$2,070,582	$8,153,665
Assumption of other indebtedness	756,771	--	756,771
	$6,839,853	$2,070,582	$8,910,436

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

8.	STAR FINANCIAL PORTFOLIO ACQUISITION (continued)

The loan portfolio is valued at its estimated net realizable value. The prepaid interest represents the value of the negotiated interest rate reductions expected in future periods, and will be amortized into interest expense over the term of the Wells Fargo loan agreement using the effective interest method.

Certain expenses of the purchase and Wells Fargo loan agreement, amounting to $637,500, were expensed since the allocation of the purchase consideration above resulted in the assets initial carrying values closely approximating fair values of the assets acquired.

9.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and leasing segment (“CarBiz Auto Credit”) and consulting and collections services offered to independent car dealerships (“Consulting and Collections”). For the previous period, the Consulting and Collections segment was named Software and Other Products.

Three months ended July 31,		2009
		Consulting and
	Carbiz Auto Credit	Collections	Total
Sales	$12,679,768	$139,612	$12,819,380
Cost of sales	6,901,427	386,850	7,288,277
Gross profit	5,778,341	(247,238)	5,531,103
Other operating expenses (1)	4,042,827	82,428	4,125,255
Income (loss) from operations, before
depreciation and other income (expense)	$1,735,514	$(329,666)	1,405,848
Depreciation			(41,115)
Other income (expense)			3,012,044
Net Income			$4,376,777
Total Assets	$39,652,053	$282,081	$39,934,134

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$8,371,006	$412,942	$8,783,948
Cost of Sales	5,100,731	274,951	5,375,682
Gross Profit	3,270,275	137,991	3,408,266
Other Operating Expenses (1)	1,049,514	928,510	1,978,024
Loss from Operations, before Depreciation
and Other Income (Expense)	$2,220,761	$(790,519)	1,430,242
Depreciation & Amortization			(32,766)
Other Income (Expense)			133,362
Net Loss			$1,530,838
Total Assets	$26,674,462	$4,656,518	$31,330,980

(1) Excluding depreciation and amortization, which is shown separately

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
July 31, 2009 and 2008
(unaudited)

9.	SEGMENT INFORMATION (continued)

Six months ended July 31,		2009
		Consulting and
	Carbiz Auto Credit	Collections	Total
Sales	$21,009,745	$325,012	$21,334,757
Cost of sales	11,531,911	624,145	12,156,056
Gross profit	9,477,834	(299,133)	9,178,701
Other operating expenses (income) (1)	(25,548,837)	248,413	(25,300,424)
Loss from operations, before depreciation
and other income (expense)	$33,931,579	$(547,546)	34,479,125
Depreciation & Amortization			(77,280)
Other Income (Expense)			(2,712,888)
Net Income			$31,688,957
Total Assets	$39,652,053	$282,081	$39,934,134

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$16,718,961	$988,259	$17,707,220
Cost of sales	9,520,092	655,283	10,175,375
Gross profit	7,198,869	332,976	7,531,845
Other operating expenses (1)	4,269,154	1,888,164	6,157,318
Loss from operations, before depreciation
and other income (expense)	$2,929,715	$(1,555,188)	1,374,527
Depreciation			(79,678)
Other income (expense)			261,299
Total operating loss			$1,556,148
Total assets	$26,674,462	$4,656,518	$31,330,980

(1) Excluding depreciation and amortization, which is shown separately

10.	INCOME TAXES

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

Lease transactions

To qualify for financing under the new DSC financing agreement, the Company converted a number of existing finance note receivables to lease receivables, in February 2009. All Company financed receivables were eligible for the February 2009 conversion. Since the Company aggregates its receivables to determine the allowance for credit losses, there is no overall adjustment in the credit quality of the Company’s receivables. The Company considered these transactions to be “direct financing leases” and accounted for the leases including the minimum lease payments and the unguaranteed residual value as the gross investment in the lease. The difference between this gross investment and the cost or carrying amount was recorded as unearned income. The unearned income and initial direct costs will be amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Any new leases are considered “sales-type leases” and the minimum lease payments and the residual value of the underlying auto are considered in the fair value. The revenue recognition for sales-type leases involves recognizing both a profit element and a financing element over the term of the lease.

The estimated residual value is reviewed by management quarterly. If the review results in a lower residual estimate than had been previously established, management will then make a determination as to whether the decline is other than temporary. If the decline is judged to be other than temporary, an adjustment will be made to the residual value. The resulting reduction in the net investment will be recognized as a loss in the period in which the estimate is changed. Management determined no such adjustments were needed during the quarter ended July 31, 2009.

Transfer of Financial Assets

From time to time, the Company has sold portions of its previously generated auto receivable note portfolio and portions of its portfolio acquired in the Star Financial Services transaction. All portfolio sales during this period met the requirements for a sale, and the Company did not retain the right to service the loans.

During the six months ended July 31, 2009, the Company sold approximately $2.95 million of notes receivable for cash. The sale resulted in an immaterial gain.

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

CARBIZ INC.

Date: December 1, 2009	/s/ Stanton Heintz
Stanton Heintz
Chief Financial Officer