Form 10-Q
period 2009-10-31
CARBIZ INC
filed 2009-12-15
CIK 1307425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file Number: 000-52209
_______________

CARBIZ INC.
(Exact name of registrant as specified in its charter)
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
Yes [   ]    No [X]

As of December 15, 2009, 104,560,373 common shares of the Registrant were issued and outstanding.

CARBIZ INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2009

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

(i)	our ability to obtain additional financing on terms favorable to us, if at all;

(ii)	whether we are successful in implementing our business strategy;

(iii)	our ability to increase revenues in the future and to continue as a going concern;

(iv)	our ability to attract and retain key personnel;

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CARBIZ INC.
Condensed Consolidated Balance Sheets

	October 31, 2009	January 31, 2009
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$312,159	$674,624
Accounts receivable, net	295,220	85,649
Current portion of notes receivable, net	8,725,777	5,945,345
Current portion net investment in direct
financing and sales-type leases	5,515,229	-
Inventory	2,603,717	2,923,696
Prepaid and other assets	611,541	333,046
	18,063,643	9,962,360
NON-CURRENT
Notes receivable, less current portion	9,452,926	13,999,053
Net investment in direct financing and
sales-type leases, less current portion	2,298,012	-
Deferred financing costs and prepaid interest	3,500,727	625,197
Property plant and equipment, net	679,322	596,415
	$33,994,630	$25,183,025
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$2,762,208	$4,527,041
Notes Payable
Line of credit	22,715,232	36,696,175
Inventory floor plan	4,987,453	4,596,590
Short Term	55,070	-
Other Debt	130,075	-
Related party	-	200,000
Current portion of capital lease obligation	-	2,620
Current portion of convertible debentures	680,284	255,113
Derivative liabilities	4,546,874	11,796,217
Deferred revenue	143,756	1,985
	20,686,385	58,075,741
NON-CURRENT
Notes Payable, less current portion	756,771	-
Convertible debenture, less current portion	-	1,855,330

	36,777,723	59,931,071

COMMITMENTS AND CONTIGENCIES	-	-
STOCKHOLDERS' DEFICIENCY
COMMON SHARES	20,818,928	19,364,233
Unlimited shares authorized, 102,520,603 and 87,744,296 common shares issued and outstanding at October 31, 2009 and January 31, 2009
ADDITIONAL PAID-IN CAPITAL	7,752,847	6,788,937
ACCUMULATED OTHER COMPREHENSIVE LOSS	(385,197)	(385,197)
ACCUMULATED DEFICIT	(30,969,671)	(60,516,019)
	(2,783,093)	(34,748,046)
	$33,994,630	$25,183,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
SALES
Used car sales	$5,776,463	$12,303,021	$18,728,265	$25,712,851
Used car sales from sales type leases	537,844	-	5,219,904	-
Consulting and collection services	93,944	112,449	418,956	1,100,708
Interest and lease income	1,996,279	1,467,773	5,372,162	4,776,903
	8,404,530	13,883,243	29,739,287	31,590,462
COST OF SALES (exclusive of depreciation
included in other operating expenses)
Used car costs	4,732,860	8,139,743	16,264,791	17,659,835
Consulting and collection services	382,135	164,107	1,006,279	819,390
	5,114,995	8,303,850	17,271,070	18,479,225
GROSS PROFIT	3,289,535	5,579,393	12,468,217	13,111,237

OPERATING EXPENSES
Personnel expenses	771,627	640,276	2,084,275	1,934,087
Selling expenses	160,796	272,307	452,671	668,552
Professional fees	313,742	142,221	865,735	804,828
Provision for credit losses	3,046,982	4,729,559	6,422,508	8,863,710
Gain on sale of software assets	-	-	-	(2,514,229)
Loss on extinguishment of debt	-	1,205,720	-	1,205,720
Other operating expenses	1,184,106	1,075,658	3,628,209	3,340,069
	5,477,253	8,065,741	13,453,398	14,302,737
OPERATING LOSS	(2,187,718)	(2,486,348)	(985,181)	(1,191,500)
INTEREST AND OTHER EXPENSES	(3,185,259)	(3,037,922)	(5,195,410)	(6,822,286)
GAIN (LOSS) ON DERIVATIVE
FINANCIAL INSTRUMENTS	3,237,448	(287,417)	3,172,211	3,758,246
GAIN (LOSS) ON EXTINGUSHIMENT OF DEBT	(7,059)		33,192,228
LOAN PORTFOLIO PURCHASE
TRANSACTION COSTS	-	-	(637,500)	-
NET INCOME (LOSS) FOR THE PERIOD	$(2,142,588)	$(5,811,687)	$29,546,348	$(4,255,540)
NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$(0.08)	$0.29	$(0.06)
Diluted	$(0.02)	$(0.08)	$0.13	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	102,520,603	74,737,369	101,150,545	68,615,340
Diluted	102,520,603	74,737,369	224,800,252	68,615,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 31, 2009	October 31, 2008
NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:
OPERATING ACTIVITIES
Net Income (Loss)	$29,546,348	$(4,255,539)
Items not affecting cash:
Depreciation of property and equipment	120,771	107,511
Gain on derivative liabilities	(3,172,211)	(3,758,246)
Gain on sale of software operations	-	(2,514,229)
Gain on extinguishment of debt	(33,192,228)
Loss on extinguishment of debt	-	1,205,720
Amortization of deferred financing costs	435,214	442,306
Amortization of prepaid interest	395,601	-
Amortization of debt discount	746,862	2,544,482
Share-based compensation	182,625	263,959
Provision for credit losses	6,422,508	8,863,710
Net changes in operating assets and liabilities:
Accounts receivable	(238,509)	(27,905)
Notes receivable	(2,947,918)	(9,992,240)
Net investment in direct financing and sales-type leases	(10,438,641)	-
Prepaids and other assets	(278,495)	63,573
Inventory	319,979	(1,111,994)
Deferred costs	-	2,490
Accounts payable and accrued liabilities	(1,734,676)	330,985
Deferred revenue	141,771	(48,409)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(13,690,999)	(7,883,826)
INVESTING ACTIVITIES
Proceeds from sale of software operations	-	2,500,000
Acquisition of Star Financial assets	(7,921,997)	-
Proceeds from sale of notes receivable	2,947,577	-
Acquisition of property and equipment	(193,678)	(238,328)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(5,168,098)	2,261,672
FINANCING ACTIVITIES
Repayment of capital leases	(2,620)	(6,234)
Proceeds from line of credit, net	17,493,681	4,863,147
Payments on term loan financing	(16,579,643)	-
Proceeds under term loan financing	16,685,934	-
Repayment of related party debt	(200,000)	-
Proceeds from exercise of warrants	1,099,280	182,149
NET CASH FLOWS FROM FINANCING ACTIVITIES	18,496,632	5,039,062
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	(348)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(362,465)	(583,440)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	674,624	1,141,271
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$312,159	$557,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended October 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Readers should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended January 31, 2009, and 2008, included in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009 (the “Annual Report”).

References to the Company or Carbiz include the Company’s consolidated subsidiaries. All dollar figures presented in the condensed consolidated financial statements are denominated in U.S. dollars unless otherwise indicated.

Accounts, notes receivable and net investment in direct financing and sales-type leases

Accounts receivable, notes receivable and net investment in direct financing and sales-type leases (referred to as “lease receivables”) consist of balances due from customers related to consulting and collections services and the sale or leasing of used automobiles. They are presented in the condensed consolidated balance sheet net of an allowance for credit losses. Accounts receivables typically have terms of net 30 days. Notes and lease receivables have remaining terms ranging from 1 to 60 months and require weekly, bi-weekly or monthly payments. Note receivable interest is calculated weekly based on the outstanding balance and lease receivable interest is imputed in the lease payments.

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

The Company initiates steps to pursue collection of payments for notes or lease receivables upon the customer’s first missed payment. Initial steps may include contacting the customer via telephone, performing a field visit to the customer’s work or home, or activating the automobile’s onboard starter disrupt system. When the initial steps are not successful, the Company then takes steps to repossess the automobile. While we have a successful history of recovering automobiles that secure delinquent loans through repossession, as is experienced widely in our industry, we generally are unable to recover a significant amount of value from the ultimate sale of the repossessed vehicle relative to the associated note or lease receivable. This is typically due to the deteriorated condition of the repossessed automobile. During our year ending January 31, 2009, our recovery amount as a percent of our gross write-offs amounted to 12.5% (8.4% for the two year period ended January 31, 2009). We will continue to make attempts to improve recovery percentages; however, we currently anticipate that the recovery percentages that we will experience in the foreseeable future will be consistent with this amount.

Once the automobile is in the Company’s possession, and the applicable State’s statutory notice period for repossessed accounts has passed, typically 0 to 30 days, the vehicle is liquidated and the associated receivable account is charged off. In situations where the Company has been unable to successfully repossess

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
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

Net Income (loss) per share

The Company accounts for income (loss) per share in accordance with Accounting Standards Codification (“ASC”) No. 260 Earnings per Share (pre-Codification Statements of Financial Accounting Standard No. 128, “Earnings per Share” ). Basic (loss) income per share represents our income (loss) divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible debentures, warrants, and employee stock options. Diluted income (loss) per share is calculated by including potentially dilutive share issuances in the denominator and the effects on income of those shares in the numerator. The Company computes the effects on diluted income/loss per share arising from warrants and options using the treasury stock method or, in the case of liability classified derivative warrants, the reverse treasury stock method. The Company computes the effects on diluted income/loss per share arising from convertible securities, such as the convertible debentures, using the if-converted method. Adjustments to income (loss) for interest and derivative income (expense) are necessary to arrive at the numerator for diluted income (loss) per share. The effects arising from potentially dilutive share issuances, if anti-dilutive, are excluded.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The numerators and denominators for the calculation of net income (loss) per share are as follows:

	Three months ended		Nine months ended
	2009	2008	2009	2008
Net income (loss) (numerator for basic)	$(2,142,588)	$(5,811,687)	$29,546,348	$(4,255,540)
Basic denominator:
Weighted average shares outstanding	102,520,603	74,737,369	101,150,545	68,615,340

Net income per common share-basic	$(0.02)	$(0.08)	$0.29	$(0.06)

Diluted numerator:
Net income (loss)	($2,142,588)	($5,811,687)	$29,546,348	($4,255,540)
Adjustments to net income (loss)	-	-	(120,456.00)	-
Adjusted net income (loss)	($2,142,588)	($5,811,687)	$29,425,892	($4,255,540)

Diluted denominator:
Weighted average shares outstanding	102,520,603	74,737,369	101,150,545	68,615,340

Effect of diluted securities
Convertible Debentures	-	-	110,084,993	-
Stock Options	-	-		-
Warrants (Equity)	-	-	290,332	-
Derivative Liabilities	-	-	13,274,382	-
Adjusted weighted average shares	102,520,603	74,737,369	224,800,252	68,615,340
Net income (loss) per common
share-diluted	$(0.02)	$(0.08)	$0.13	$(0.06)

Adjustments to net income (loss) to arrive at the diluted numerator consist of interest on convertible debt. The effects of 6,760,558 stock options, 1,432,294 common stock warrants, and 41,250,089 shares indexed to the derivative liabilities outstanding have been excluded from dilutive securities for the nine months ended October 31, 2009, as their effect would be anti-dilutive. In addition, 8,488,041 options and 6,708,318 shares indexed to the derivative liabilities outstanding have been excluded from dilutive securities for the nine months ended October 31, 2008.

Derivative financial instruments

Derivative financial instruments, as defined in Accounting Standards Codification (“ASC”) No. 815-10-15-83, Derivatives and Hedging (pre-Codification Statements of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
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

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on guidance of Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures (pre-Codification Statements of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company adopted the provisions of ASC 820 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of ASC 820 did not materially impact the Company’s consolidated financial position and results of operations.

ASC 820-10-35-2 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-50 describes three levels of inputs that may be used to measure fair value as follows:

Level 1 -	quoted prices in active markets for identical assets or liabilities;
Level 2 -	significant other observable inputs based on market data obtained from sources independent of the reporting entity;
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Fair values of derivative warrants are generally determined using the Black-Scholes-Merton valuation technique. Significant assumptions are as follows: Market prices – we use our quoted market prices; Term – we use the remaining contractual term of the contract; Volatility – we use our historical trading volatility for periods consistent with the remaining term of the contract; Risk-Free Rate – we use currently published yields on zero-coupon U.S. Government Securities with maturities consistent with the remaining term of the contract.

Fair values for the compound embedded derivatives are determined using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value complex, compound derivative instruments. Significant assumptions are determined as follows: Trading market values—we use our published trading market values; Term—we use the remaining contractual terms of the debentures; Volatility—we use our historical trading volatility for periods consistent with the remaining terms; Interest Risk—we adjust the contractual coupon rates to give effect to both (i) the trend in the market indicator over a historical period consistent with the remaining term and (ii) the historical fluctuations in the prime lending rate over each period; Credit Risk—we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative; and Exercise/Conversion behavior—we establish assumptions (quantified as a percentage that the conversion price is in the money) regarding the likelihood that the investor will convert currently or hold to maturity.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The following table summarizes the level of inputs used to measure certain financial instruments at fair value on a recurring basis as of October 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Compound Embedded Derivative	-	-	$2,843,448	$2,843,448
Warrant Derivatives	-	$1,703,426	-	1,703,426
	$-	$1,703,426	$2,843,448	$4,546,874

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 2 and 3) during the following periods.

	Three Months	Nine Months
	Ended	Ended
	October 31, 2009	October 31, 2009
Beginning balance	$7,807,054	$11,796,217

Issuances:
Issuance of warrants		3,647,015

Conversions and cancellations :
Private Placement Financing conversion (Note 5)		(70,068)
Trafalgar Financing extinguishment (Note 5)		(6,614,201)
Trafalgar Financing conversion		(129,351)
Exercise of warrants		(887,795)
Private Placement Financing redemption (Note 5)	(22,732)	(22,732)
Total	(22,732)	(7,724,147)

Fair value adjustments :
Compound embedded derivatives	(1,761,067)	(994,360)
Warrant derivatives	(1,476,381)	(2,177,851)
Total	(3,237,448)	(3,172,211)

Balance at October 31, 2009	$4,546,874	$4,546,874

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue recognition

The Company’s revenue is primarily derived from the sale and leasing of used automobiles, and the sale of consulting and collections services to dealers in the automobile industry:

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
October 31, 2009 and 2008
(unaudited)

1.	BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Transfer of Financial Assets

The Company has sold portions of its previously generated and recently acquired financed note receivable portfolio. All portfolio sales during this period have met the requirements for a sale and the Company did not retain the right to service or collect those loans.

During the nine months ended October 31, 2009, the Company sold approximately $2.95 million of notes receivable for cash. The sale resulted in an immaterial gain.

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

Deferred finance costs

Deferred finance costs include the fair value of warrants issued to an existing lender in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit. They will be amortized over the term of the respective financing arrangement. Approximate future amortization of deferred finance costs is as follows as of October 31, 2009:

Years ending October 31
2010	$1,123,536
2011	702,210
$1,825,746

Prepaid interest

Prepaid interest included the initial interest recorded in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit and is amortized over the term of the respective financing arrangement. Such amount was determined by comparing the cost of the acquired portfolio and other assets to the fair value of such assets acquired, and the difference was recognized as prepaid interest (see Note 8). Approximate future amortization of prepaid interest is as follows as of October 31, 2009:

Years ending October 31
2010	$1,016,301
2011	658,680
$1,674,981

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
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

Subsequent events

Management has considered all subsequent events through the date of filing of the report with the SEC in connection with the preparation of these condensed consolidated financial statements.

Effect of recent accounting pronouncements

In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share Amendments to Section 260-10- S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

2.	LIQUIDITY AND MANAGEMENT’S PLANS

As of October 31, 2009, the Company had $312,159 in cash and cash equivalents. During the nine month period ended October 31, 2009, we decreased our accounts payable and accrued liabilities $1.8 million which totaled $2.7 million at October 31, 2009. The Company has incurred significant net losses and negative cash flows from operations in each of the two years ended January 31, 2009; however, during the nine months ended October 31, 2009, the Company recorded $29.5 million of net income, which includes a $33.2 million gain on the extinguishment of debt. As of October 31, 2009, the Company had a stockholders’ deficit of $2.8 million versus a deficit of $34.7 million at January 31, 2009.

During the nine months ended October 31, 2009, we issued 980,392 shares of common stock at a conversion price of $0.0765 in a Trafalgar convertible debenture conversion

In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms were effective on February 20, 2009 (“February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (See Notes 4 an 5). Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5.1 million in September 2010, as long as the Company holds $10 million of consumer notes that are not in default from its BHPH business and cash on hand exceeds its payables by at least $1 million. A further modification was made by Trafalgar which allowed the Company to further modify the terms of the its loan agreements with DSC.

In February 2009, the Company completed a restructuring of floor plan and line of credit debt held by SWC Services LLC (SWC) with Dealer Services Corporation (DSC). The restructured debt agreement provided the Company with a maximum credit facility of $19.5 million for floor plan and lease financing. Although the Company had approximately $43.3 million of outstanding notes payable as of January 31, 2009, effective February 20, 2009, the Company was only obligated to repay $12.0 million of this amount due to the debt restructuring. The $12.0 million is payable in installments over 24 months through February 2011 and is included in the aforementioned new credit facility.

On June 15, 2009, the Company obtained a revolving line of credit with Wells Fargo Preferred Capital for up to $20 million that will finance up to 55% of the Company’s eligible financed notes receivable. The revolving line of credit is a 2 year commitment and interest is payable monthly.

During the nine months ending October 31, 2009, a board member warrant holder exercised 11,762,351 common stock warrants with proceeds to the company of $1,099,280.

In August 2009, the Company was unable to make its monthly curtailment payment due under the DSC term loan. The Company negotiated a deferral of that payment to DSC by agreement to a deferral fee of approximately $350,000, or about $100 per car securitizing the term loan. Subsequent to that agreement, DSC ceased funding new inventory on the floor plan line of credit. This cessation prevented the Company from replacing sold vehicles and had a severe adverse effect on the Company’s sales, portfolio growth and cash flow. As a further result of the reduction of the Company’s sales and cash flow, the Company was forced to negotiate a deferral of two additional monthly curtailment payments on its DSC term loan in September and October 2009. The cost of each monthly deferral was approximately $350,000. The deferral costs were added to the basis of the loan and recorded as interest in the Statement of Operations. These additional charges caused the effective interest rate of the DSC debt to be approximately 40%.

The Company continues to operate at a greatly reduced sales rate due to the lack of inventory financing, which is absolutely crucial to the continuing operations of the Company. During subsequent discussions with DSC, it has become clear that DSC does not intend to restore normal funding to the Company under any circumstances and, as a result, the Company is engaged in a vigorous search to find a suitable replacement

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

2.	LIQUIDITY AND MANAGEMENT’S PLANS (continued)

credit facility. However, the continuing worldwide financial and credit crises have strained investor liquidity and contract credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful, and if a suitable replacement credit facility is not found, the future viability of the Company is in doubt.

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The average net balance of outstanding note receivables and investment in direct financing and sales-type leases were approximately $30.6 million and $33.3 million during the nine months ended October 31, 2009 and 2008, respectively. The Company earned approximately $5.4 million and $4.8 million of interest and lease income on note and lease receivables with an average yield of 23.40% and 19.12% during the nine months ended October 31, 2009 and 2008, respectively. Those amounts have been included as interest and lease income within revenues in these Condensed Consolidated Financial Statements. The Company paid an average effective global interest rate of 26.1% and 12.7% to finance the notes receivable and net investment in direct financing and sales-type lease balances during both the nine months ended October, 31 2009 and 2008. The reason for the increase in the global effective interest rate is the fees charged by DSC for deferring three months of principal and interest payments.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES (continued)

Accounts, notes receivable and investment in direct financing and sales-type leases consist of the following:

		Accounts Held	Accounts
		in	Delinquent >90
	Active Accounts	Repossession	Days	Total
Accounts receivable	$214,230		$109,928	$324,158
Less: Allowance for credit losses	-		(28,938)	(28,938)
	$214,230	$-	$80,990	$295,220

Notes receivable	$22,565,436	$739,380	$967,429	$24,272,245
Less: Allowance for credit losses	(4,386,733)	(739,380)	(967,429)	(6,093,542)
	$18,178,703	$-	$-	$18,178,703
Investment in direct financing
and sales-type leases	$9,348,187	$665,464	$424,991	$10,438,642
Less: Allowance for credit losses	(1,534,946)	(665,464)	(424,991)	(2,625,400)
	$7,813,241	$-	$-	$7,813,241
Notes receivable, net :
Current	$8,725,777			$8,725,777
Non-current	9,452,926			9,452,926
	$18,178,703	$-	$-	$18,178,703
Investment in direct financing
and sales-type leases, net
Current	$5,515,229			$5,515,229
Non-current	2,298,012			2,298,012
	$7,813,241	$-	$-	$7,813,241

	Number of Accounts as of		October 31, 2009
Accounts Receivable	45	-	18	63
Notes	2,766	170	129	3,065
Leases	1,363	123	55	1,541

Notes receivable and net investment in direct financing and sales-type leases have an average remaining portfolio life of 25 and 17 months, respectively.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

3.	ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES (continued)

The components of the net investment in direct financing and sales-type leases at October 31, 2009 are as follows:

Total future minimum lease payments	$10,715,036
Unguaranteed residual value	2,636,219
Unearned income	(2,912,613)
Gross net investment in direct financing and sales-type leases	10,438,642
Loss allowance for credit losses	(2,625,400)
Net investment in direct financing and sales type leases	$7,813,241

The average remaining life for the lease portfolio is 17 months, and the future expected maturities are approximately $5.5 million during this year and $2.3 million the following year.

Allowance for credit loss activity is as follows for the nine months ended October 31, 2009

	Used Car Sales	Consulting and
	and Leases	Collections	Total
February 1, 2009	$6,250,031	$1,093	$6,251,124
Provision for credit losses	1,589,046		1,589,046
Write-offs of gross notes receivable	(2,085,775)		(2,085,775)
Loss on notes sold	(451,415)		(451,415)
Fair value of repossessed vehicles	327,131		327,131
Recoveries of notes receivable	3,744		3,744
Reserve Adjustment	1,724,201		1,724,201
April 30, 2009	$7,356,963	$1,093	$7,358,056
Provision for credit losses	1,763,898	22,582	1,786,480
Write-offs of gross notes receivable	(2,529,663)		(2,529,663)
Loss on notes sold	(313,554)		(313,554)
Fair value of repossessed vehicles	201,358		201,358
Recoveries of notes receivable	280,872		280,872
Star Portfolio Purchase Reserve	1,879,224		1,879,224
July 31, 2009	$8,639,098	$23,675	$8,662,773
Provision for credit losses	3,041,719	5,263	3,046,982
Write-offs of gross notes receivable	(3,581,853)		(3,581,853)
Loss on notes sold	(204,079)		(204,079)
Fair value of repossessed vehicles	478,570		478,570
Recoveries of notes receivable	345,487		345,487
October 31, 2009	$8,718,942	$28,938	$8,747,880

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES

Dealer Services Corporation

On January 16, 2009, the Company entered into an Asset Purchase Agreement with Dealer Services Corporation (“DSC”) and the Chapter 7 Trustee of SWC Services LLC (“SWC Trustee”). Pursuant to the agreement, DSC agreed to purchase all of the rights and interest of SWC under the Company’s loan agreement with SWC for $12 million.

In connection therewith, DSC agreed to forgive all of the outstanding balance due by the Company under the SWC Loan Agreement in excess of $12,000,000. On February 20, 2009, the Asset Purchase Agreement was consummated when the Company had a total balance of approximately $43.3 million outstanding under the SWC credit facilities. DSC forgave approximately $31.3 million worth of that debt and executed a $14 million new credit facility (“New Loan Agreement”), $12 million of which represented the then remaining balance due under the SWC Loan Agreement.

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

All of the financial covenants contained in the SWC loan agreement have been deleted from the New Loan Agreement and replaced by an obligation for the Company to maintain a minimum of $3,500,000 of accounts receivable. As was the case under the previous loan agreement, the obligation of the Company and its operating subsidiaries to pay all amounts due under the New Loan Agreement is secured by a pledge to DSC of all of the assets of the Company and its operating subsidiaries. The Company also paid DSC a loan origination fee of $120,000 and a commitment fee of $250,000 in addition to issuing DSC warrants to purchase 9,718,289 shares of the Company’s common stock at a purchase price of $.03 per share. The warrants will expire on February 28, 2014.

The Company has agreed to enter into a registration rights agreement on or before December 31, 2010, pursuant to which the Company will be required to register for resale by DSC the shares to be issued to DSC under the warrants, and to use its commercially reasonable efforts to obtain all necessary consents to enter into such agreement.

Pursuant to the warrants issued to DSC in connection with the New Loan Agreement, the issuance of warrants to Ross Quigley on February 20, 2009 would have required the Company to increase the 9,718,289 shares issuable under the existing DSC Warrant to 10,222,604 shares and reduce the exercise price for all of the shares issuable from $0.03 per share to $0.02852 per share. However, with the consent of DSC, in lieu of these modifications, the Company issued additional warrants to DSC to purchase up to an additional 750,000 shares of the Company’s common stock at an exercise price of $0.08 per share. The warrants will expire on February 20, 2014.

Both of the DSC warrants were valued at February 20, 2009 using the Black-Scholes Option Pricing Model, resulting in a fair value of $1,286,000 for the $0.03 warrants and $100,000 for the $0.08 warrants. Significant assumptions included: trading market value—$0.14; volatility—133.49%; term—5.0 years; and, risk free rate—1.81%. The aggregate fair value of $1,386,000 was included in a component of the consideration extended for purposes of computing the gain on extinguishment of SWC debt.

In connection with entering into the Asset Purchase Agreement and the New Loan Agreement, Trafalgar Capital Specialized Investment Fund, Luxembourg, the holder of the Company’s convertible debentures (see note 5), consented to the execution and delivery of the New Loan Agreement, which consent was required by a subordination and inter-creditor agreement with Trafalgar.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

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

The DSC debt has an effective interest rate of approximately 40.84%, and principal and interest are payable monthly. The effective interest rate is higher when compared to previous quarters because DSC agreed to allow the Company to defer payment of three principal and interest payments. DSC charged a per car fee for the deferral. This provided some additional cash flow to the Company. Amounts due to DSC are collateralized by all of the assets of the Company and its subsidiaries and the Chairman of the Board’s stock in the Company.

In August 2009, the Company was unable to make its monthly curtailment payment due under the DSC term loan. The Company negotiated a deferral of that payment to DSC by agreement to a deferral fee of approximately $350,000, or about $100 per car securitizing the term loan. Subsequent to that agreement, DSC ceased funding new inventory on the floor plan line of credit. This cessation prevented the Company from replacing sold vehicles and had a severe adverse effect on the Company’s sales, portfolio growth and cash flow. As a further result of the reduction of the Company’s sales and cash flow, the Company was forced to negotiate a deferral of two additional monthly curtailment payments on its DSC term loan in September and October 2009. The cost of each monthly deferral was approximately $350,000. The deferral costs were added to the basis of the loan and recorded as interest in the Statement of Operations. These additional charges caused the effective interest rate of the DSC debt to be approximately 40.84% .

The Company continues to operate at a greatly reduced sales rate due to the lack of inventory financing, which is absolutely crucial to the continuing operations of the Company. During subsequent discussions with DSC, it has become clear that DSC does not intend to restore normal funding to the Company under any circumstances and, as a result, the Company is engaged in a vigorous search to find a suitable replacement credit facility. However, the continuing worldwide financial and credit crises have strained investor liquidity and contract credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful, and if a suitable replacement credit facility is not found, the future viability of the Company is in doubt.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

Wells Fargo Preferred Capital

On June 15, 2009, all of the Company's subsidiaries that are borrowers under the New Loan Agreement with DSC, entered into an amendment to the New Loan Agreement , which permits the Company's subsidiaries to enter into the Well Fargo Loan Agreement (the "WF Loan Agreement") and grant Wells Fargo Preferred Capital ("Wells Fargo") a security interest in their personal property.

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

The covenant requiring a minimum EBITDA ratio became effective as of September 2009. Due to the reduced level of inventory and sales during the quarter, the Company was not able to meet that covenant. and has received a verbal waiver of the EBITDA covenant from Wells Fargo for the periods of September and October 2009.

Loans bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.35%, (3.95% at October 31, 2009) and an unused line fee of 0.25% per annum is charged on the unused portion of the credit facility on a monthly basis. The Company must pay Wells Fargo an administrative fee of $1,000 per month. The WF debt has an effective interest rate of approximately 12.00%, and interest is payable monthly.

Amounts due to Wells Fargo under the WF Loan Agreement are secured by a security interest in all of the personal property of the Company and its subsidiaries, and guaranteed by the Company under a Guaranty Agreement.

The Company’s initial draw under the WF Loan Agreement was $10,303,665, of which $8,153,665 was used to pay the indebtedness of Star to Wells Fargo.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

4.	CREDIT FACILITIES (continued)

The balance outstanding under the DSC, Wells Fargo and other debt obligations at October 31, 2009 are comprised of the following:

	Current	Non-Current
WF line of credit	$12,205,092	$-
DSC line of credit	10,509,510	-
DSC inventory floor plan	4,987,453	-
Short term notes	55,070	-
Other debt	130,705	756,771
Total	$27,887,830	$756,771

The total Wells Fargo line of credit and DSC line of credit have been classified as current liability on the Condensed Consolidated Balance Sheet as a result of DSC’s cessation of funding of the Company’s inventory floor plan.

5.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of October 31, 2009 and January 31, 2009:

	October 31, 2009	January 31, 2009
Convertible debentures, at face value
Maturing through September 2010 (1,2)	$4,786,400	$5,817,189
Maturing December 1, 2010 (3)	-	77,000
	4,786,400	5,894,189
Less: unamortized discount	(4,106,116)	(3,783,746)
	$680,284	$2,110,443

Current	$680,284	$255,113
Long-term	-	1,855,330
	$680,284	$2,110,443

1. Trafalgar Convertible Debentures

On February 28, 2007 the Company issued 12.0%, face value $2,500,000 Secured Convertible Debentures (“February Trafalgar Debenture”) to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”). The face value of the February Trafalgar Debenture amounted to $2,286,400 and $2,821,877 as of October 31, 2009 and January 31, 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,500,000 shares of common stock, have a strike price of $0.15 and a term of five years.

On August 31, 2007 the Company issued 12.0%, face value $1,000,000 Secured Convertible Debentures to Trafalgar (“August Trafalgar Debenture”). The face value of the August Trafalgar Debenture amounted to $1,000,000 and $1,178,127 as of October 31, 2009 and January 31, 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,000,000 shares of common stock, have strike prices of $0.15 for 1,000,000 warrants and $0.22 for 1,000,000, and a term of three years.

On September 26, 2007 the Company issued 11.0%, face value $1,500,000 Secured Convertible Debentures (“September Trafalgar Debenture”) to Trafalgar. The face value of the September Trafalgar Debenture

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

amounted to $1,500,000 and $1,817,182 as of October 31, 2009 and January 31, 2009, respectively. Interest is payable quarterly and the principal balance is payable on September 30, 2010. In connection with the issuance of these debentures, the Company also issued detachable warrants to Trafalgar that are indexed to 2,000,000 shares of common stock, have strike prices ranging from $0.01 to $0.20, and a term of three years.

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

In the evaluation of the Trafalgar Debentures, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument as defined in ASC 815-40-25-41, Application of Additional Criteria to Conventional Convertible Debt and Other Hybrid Instruments (pre- Codification Emerging Issues Task Force Consensus No. 05-02, Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19), due to the variable conversion price; and it did not otherwise meet the conditions for equity classification set forth in ASC 815-40-25-7 through 815-40-25-10, Additional Conditions Necessary for Equity Classification (pre-Codification EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value in accordance with ASC 815, Derivatives and Hedging (pre-Codification Statements of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities). The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound derivative instrument that is carried as a component of derivative liabilities.

The Company evaluated the detachable warrants for purposes of classification under ASC 480-10, Distinguishing Liabilities from Equity (pre-Codification SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815. The warrants did not meet the conditions for equity classification set forth in ASC 815-40-25-7 through 815-40-25-10. Therefore, the warrants are required to be classified as liabilities at fair value under ASC 815.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

Based upon the accounting conclusions above, the allocation of the basis arising from each of the Trafalgar Debentures financing transactions is summarized in the table below:

	February	August	September
	Trafalgar	Trafalgar	Trafalgar
	Debentures	Debentures	Debentures	Total
Deferred finance costs	$310,164	$125,169	$187,620	$622,953
Penalty expense	-	-	40,000	40,000
Prepaid interest	90,833	20,000	27,500	138,333
Derivative liabilities:
Compound derivative	(1,655,432)	(752,941)	(1,308,073)	(3,716,446)
Warrants	(562,500)	(380,200)	(495,250)	(1,437,950)
Convertible debentures	(383,087)	-	-	(383,087)
Day-one derivative loss	101,058	133,141	303,371	537,570
Financing proceeds	$2,098,964	$854,831	$1,244,832	$4,198,627

2. Modifications

The Convertible Debentures were originally sold to Trafalgar during the fiscal year ended January 31, 2008 and modified and extended a number of times during fiscal year ended January 31, 2009.

On September 15, 2008, the Company entered into a debenture modification agreement (September 2008 Modification), which modified the principal and interest payment schedules and effective interest rates for certain of the outstanding secured convertible debentures.

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

More recently, a further modification effective on February 20, 2009 (“February 2009 modification”) was made allowing the Company to modify the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009 (see Note 4). In the February 2009 modification, Trafalgar (i) capitalized $203,890 of interest and (ii) extended the maturity dates of all three of the debentures to September 30, 2010. A further modification was made by Trafalgar to subordinate its indebtedness which allowed the Company to further modify the terms of its loan agreements with DSC. (see Note 4). As a result of these modifications, the effective borrowing rate, as computed pursuant to ASC 470-60-55-10, Determining Whether the Creditor Granted a Concession (pre-Codification EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of SFAS 15 Troubled Debt Restructurings), increased from approximately 12.0% to 14.0% . As a result of an increase in the effective borrowing rate and other qualitative considerations, including the principal purpose of the modifications being related to establishing the DSC borrowing arrangement, the modifications did not constitute a troubled debt restructuring.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

5.          CONVERTIBLE DEBENTURES (continued)

The Company accounted for the modifications to the debentures based on the provisions of ASC 470-50, Debt Modifications and Extinguishments (pre-Codification EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments), which establishes the criteria to determine if substantial modifications of the terms of the debt instruments have occurred. The revisions to the terms of debentures were considered substantial when considering both the change in the present value of cash flows and the change in the fair value of the embedded conversion feature, as defined, and therefore for accounting purposes the debentures have been accounted for as debt extinguishments and the revised debentures recorded at fair value on the date of execution of the February 2009 Modification. The Company recorded a gain on modification of debt of $8,780,189, as a result of these transactions.

The amount of gain was computed as follows:

Carrying value of debentures prior to the modification:
Compound derivative financial instruments	$12,169,259
Debentures	2,405,990
14,575,249
Fair value of modified debentures	5,524,108
Gain on extinguishment	$9,051,141

Reallocation of fair value of modified debentures:
Compound derivative financial instruments	$5,555,058
Debentures	240,000
Day-one derivative loss	(270,952)
$5,524,106

The fair value of the modified debentures represents the present value of the future cash flows. The credit risk adjusted market rate used for purposes of present value amounted to 14.0% and was based upon current corporate bond rates for issues with similar credit risks as those of the Company. The reallocation of the fair value is required first to the derivatives, because those are required to be carried at fair value. Since the fair value was insufficient to record both the derivative and debt, a day-one loss has been reflected in our statement of operations as a component, and reduction of, the gain on extinguishment. Accordingly, the net gain includes the $9,051,142 gain on extinguishment less the $270,952 day-one derivative loss.

During the nine months ended October 31, 2009, the Company issued 11,073,419 and 1,599,494 shares of common stock in connection with the exercise of warrants and the conversions of convertible debentures, respectively, and $888,310 and $199,419 of related derivative liability related thereto was credited to equity.

3. Private Placement October 1, 2007 Convertible Debentures

On October 1, 2007, the Company completed an 11.0%, face value $800,000 financing with a group of investors (“Purchasers”), all of which are related parties, by issuing to them debentures with a face amount of $800,000 and which have an original maturity date of December 1, 2010 (“October Debentures”). Interest on the October Debentures is payable monthly. The principal is payable December 1, 2010.

The October Debentures are convertible at the Purchaser’s option into common shares of the Company at a price per share equal to the lesser of (i) US$0.22 or (ii) 85% of the lowest daily closing bid price of the Company’s common shares, as quoted by Bloomberg, L.P. for the five trading days immediately preceding the date of conversion.

In addition, the Company issued to the Purchasers warrants to purchase up to an aggregate of 1,066,667 common shares at any time until September 26, 2010, with 266,666 shares subject to purchase at US$0.01 per share, 266,667 shares at US$0.10 per share, 266,667 shares at US$0.15 per share and 266,667 shares subject to purchase at US$0.22 per share.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

5.	CONVERTIBLE DEBENTURES (continued)

In the evaluation of the Private Placement Debentures, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument as defined in ASC 815-40-25-41 due to the variable conversion price; and it did not otherwise meet the conditions for equity classification set forth in ASC 815-40-25-7 through 815-40-25-10. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value in accordance with ASC 815.

The Company evaluated the warrants for purposes of classification under ASC 480-10. The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815. The warrants did meet the conditions for equity classification set forth in ASC 815-40-25-7 through 815-40-25-10. Therefore, the warrants were recorded upon inception in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants (pre-Codification Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants), at a relative fair value of $133,814.

Based upon the accounting conclusions above, the allocation of the basis arising from the Private Placement Debentures financing transactions is summarized in the table below:

Private Placement
Debentures
Compound derivative	$(896,800)
Paid in capital	(133,814)
Day-one derivative loss	230,614
Financing proceeds	$800,000

The face value of the October debentures amounted to $77,000 at January 31, 2009 after giving effect to conversions. On February 20, 2009, $50,000 of the principal was converted into the Company’s Common Stock. The Company redeemed, in cash, the remaining $27,000 of outstanding principal and accrued interest on October 27, 2009. The Company was also required to pay a redemption premium of 15% as specified in the original debenture agreement. The Company accounted for the redemption of the remaining balance based on the provisions of ASC 470-50, Debt Modifications and Extinguishments. Since the carrying value of the debentures and the embedded conversion feature on the date of redemption was less than the amount paid to redeem the note, the Company recorded a loss on extinguishment of debt of $7,059 as a result of the redemption.

The amount of the loss was computed as follows:

Carrying value of debentures prior to the redemption:
Compound derivative financial instruments	$22,732
Debentures	8,852
$31,584
Redemption price of debentures:
Principal	$27,000
Accrued Interest	6,602
Redemption Premium (15% of Principal and Accrued Interest)	5,041
$38,643

Loss on extinguishment	$(7,059)

The loss on extinguishment is calculated by subtracting the carrying value of debentures prior to the redemption from the redemption price.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

6.	DERIVATIVE LIABILITIES

Fair values of derivative liabilities as of October 31, 2009 and January 31, 2009 were as follows:

	October 31, 2009		January 31, 2009
		Number of		Number of
		Indexed		Indexed
	Balance	Common Shares	Balance	Common Shares
Compound Embedded Derivatives associated with:
Convertible debentures, $5,000,000 original
face value; due September 2010	$2,843,448	109,404,393	$10,589,144	100,267,353
Convertible debentures, $800,000 original
face value; due December 2010	-	-	70,374	1,425,538
Warrant Liabilities Expiring:
October 2009	-	-	445,622	9,212,400
October 2010	7,103	382,796	623,893	11,055,264
April 2011	8,748	314,276	17,737	314,294
October 2011	16,258	876,200	49,447	876,200
February 2014	455,436	10,468,289	-	-
June 2014	1,215,881	30,781,800	-	-
	$4,546,874	152,227,754	$11,796,217	123,151,049

Information and significant assumptions embodied in the Company’s valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of October 31, 2009 are illustrated in the following tables:

Compound
Embedded Derivative
$4,786,400 face value secured convertible debentures due September 30, 2010:
Conversion price	$0.055
Volatility	113.32% – 272.01%
Equivalent term (years)	0.082 – 0.889
Credit-risk adjusted yield	8.90%
Interest-risk adjusted rate	12.00% – 14.25%
Dividends	--

Information and significant assumptions embodied in the Company’s valuations related to the Private Placement Financing as of October 27, 2009 (prior to the redemption) are illustrated in the following table:

$27,000 face value secured convertible debentures due December 1, 2010:

Conversion price	$0.055
Volatility	44.46% – 283.07%
Equivalent term (years)	0.092 – 0.966
Credit-risk adjusted yield	8.90% – 9.67%
Interest-risk adjusted rate	11.00% – 14.85%
Dividends	--

Derivative liabilities are adjusted quarterly to their estimated fair values and any changes in fair value are recorded as gain (loss) on derivative liabilities in the condensed consolidated statements of operations.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

6.	DERIVATIVE LIABILITIES (continued)

Gain (loss) on derivative liabilities consists of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Compound embedded derivatives	$1,761,067	$(1,000,140)	$994,360	$(247,627)
Warrant derivatives	1,476,381	712,723	2,177,851	4,005,873
	$3,237,448	$(287,417)	$3,172,211	$3,758,246

7.	STOCKHOLDERS’ EQUITY

Stock options and incentive stock grants

Stock option activity for the nine months ended October 31, 2009 is as follows:

	Number Of	Weighted Average
	Options	Exercise Price (*)
Outstanding, February 1, 2009	7,421,891	$0.15
Options granted during the period	-	-
Options cancelled during the period	(1,184,000)	0.28
Options exercised during the period	-	-
Outstanding, October 31, 2009	6,237,891	$0.14

(*) The 1998 series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at the end of the period.

At October 31, 2009, the outstanding stock options had no aggregate intrinsic value.

Stock options outstanding and exercisable as of October 31, 2009 are as follows:

October 31, 2009
	Options Outstanding		Options Exercisable
Exercise		Weighted		Weighted
Price	Number	Average	Number	Average
		Life (Yrs)		Life (Yrs)
0.13	5,600,000	2.22	2,240,000	2.22
0.19	637,891	0.08	637,891	0.08
	6,237,891	2	2,877,891	1.75

(*) The 1998 series of options were denominated in Canadian dollars. For purpose of this schedule the exercise prices have been converted into U.S. dollars based on the foreign exchange rate as at the end of the period.

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

During the nine months ended October 31, 2009 and 2008, the Company recognized share-based compensation expense of $75,600 and $63,891, respectively for stock options granted to employees, and $96,900 and $96,900, respectively, for incentive stock granted to employees and directors and $10,125, and $64,168, respectively of expense for stock previously granted to consultants for services rendered under a contract with a term which required the amortization of the total expense.

A summary of the Company’s non-vested stock options as of October 31, 2009, and changes during the nine months then ended, is summarized as follows:

Shares
Non-vested at February 1, 2009	3,360,000
Granted	-
Vested	-
Forfeited/Cancelled	-
Non-vested at October 31, 2009	3,360,000

At October 31, 2009, the options had a weighted average grant date fair value of $0.09 and no intrinsic value.

As of October 31, 2009, there was approximately $223,720 of unrecognized compensation cost related to non-vested stock options granted. These costs will be expensed over the next two years and three months.

On January 25, 2007, the Company awarded 3,400,000 common shares as restricted stock to certain directors, officers, and key employees of the Company of which 1,360,000 shares have been vested as of October 31, 2009.

Warrants

The Company has granted warrants to purchase shares of common stock. Warrants outstanding, related activity during the period, details of prices and warrants exercisable at October 31, 2009 are as follows:

		Weighted Average
	Number	Exercise Price
Outstanding, February 1, 2009	23,424,825	$0.10
Issued	51,250,089	0.07
Exercised	(11,362,750)	0.11
Cancelled or expired	(8,811,467)	0.11
Outstanding, October 31, 2009	54,500,697	$0.08

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

Exercise		Weighted Average
Prices	Number	Remaining Life (Years)
0.01	144,334	0.92
0.03	9,718,289	4.31
0.08	41,531,800	4.06
0.10	144,334	0.92
0.11	697,072	1.16
0.15	1,194,334	1.26
0.20	632,434	1.62
0.21	438,100	1.93
	54,500,697	3.94

As of October 31, 2009, of the 54,500,697 total warrants outstanding, 11,677,336 are classified as equity and 42,823,361 are classified as liabilities.

The derivative classification and accounting for the Company’s warrants is based upon ASC 815 Derivatives and Hedging (preCodificiation EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company’s Own Stock), which sets forth eight conditions for classification of warrants in stockholders’ equity; otherwise the warrants require liability classification and fair value measurement pursuant to ASC 815 (pre-Codification SFAS 133) and, commencing on February 1, 2009, ASC 815 (pre-Codification EITF 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock). Warrants are evaluated under these conditions upon inception and as of the close of each reporting period. See Note 6 Derivative Liabilities for information associated with our warrants that are classified as liabilities.

Conversion of Trafalgar convertible debentures

During the nine months ended October 31, 2009, the Company issued 980,392 shares of common stock at a conversion price of $0.0765 in a Trafalgar Convertible Debenture conversion.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

7.	STOCKHOLDERS’ EQUITY (continued)

Unregistered shares issued to officers and directors for directors fees

On March 24, 2009the board of directors authorized the fees payable to directors for their services during the fiscal year ended January 31, 2009 to be paid in shares of common stock. Accordingly, on March 24, 2009 the Company issued 1,687,500 unregistered common shares valued at $0.08 per share aggregating $135,000 in payment of this liability, recorded at January 31, 2009.

Unregistered shares issued under cross marketing agreement

On March 24, 2009, the Company issued 125,562 unregistered common shares valued at $0.08 per share aggregating $10,125 to Dealer Services Corporation as partial consideration for execution of a cross marketing agreement for marketing and training services to be provided for a lease-here pay-here funding program.

Additional warrants issued to DSC

On June 15, 2009, the Company issued to DSC warrants to purchase 30,781,800 shares of the Company’s stock at a purchase price of $0.08 per share. The warrants will expire on June 15, 2014. The Company has agreed to enter into registration rights agreements covering the shares subject to the warrants similar to the registration rights agreements the Company agreed to enter into in connection with the warrants previously issued to DSC. See Note 4. The fair value of these warrants on date of issuance was $2,247,071 which was charged to deferred financing costs at that time and is being amortized over the remaining term of the DSC credit facility. The previously issued warrants were charged as an adjustment of the gain on debt extinguishment. See Note 4. These warrants were also considered to be derivative liabilities and are adjusted quarterly to their estimated fair values. See Note 6.

Expired warrants

During October 2009, approximately 8,811,467 of the 2004 Warrants expired without being exercised. The weighted average exercise price of the expired warrants was approximately $0.11.

8.	STAR FINANCIAL PORTFOLIO ACQUISITION

On June 15, 2009, the Company completed its purchase of a loan portfolio comprising approximately 1,500 automobile and light truck loans, with a face value of $9,738,862 and an estimated net realizable value of $6,598,187, from Star Financial Services (“Star”). Consideration for the purchase consisted of the assumption of face value $8,153,665 notes payable due by Star to Wells Fargo Preferred Capital, Inc. (“WFPC”) under a line of credit arrangement, which amount was secured by the purchased portfolio, and up to $2,067,534 in other indebtedness to Star’s principals, which amount was subject to adjustment for estimated loan loss allowances. The final, adjusted other indebtedness assumed amounted to $756,771.

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

8.	STAR FINANCIAL PORTFOLIO ACQUISITION (continued)

allocated to the assets acquired from Star (other than cash) based upon their relative fair values. The following table illustrates these allocations:

	Star Asset	Wells Fargo Loan
	Purchase	Agreement	Total
Assets acquired:
Loan portfolio	$6,598,187	$-	$6,598,187
Other assets, including $231,666 in cash	241,666	-	241,666
Prepaid interest	-	2,070,582	2,070,582
	$6,839,853	$2,070,582	$8,910,436
Consideration:
Assumption of credit line	$6,083,083	$2,070,582	$8,153,665
Assumption of other indebtedness	756,771	-	756,771
	$6,839,853	$2,070,582	$8,910,436

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

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

9.	SEGMENT INFORMATION

The Company operates and manages its business in two segments, which are its used car sales and leasing segment (“CarBiz Auto Credit”) and consulting and collections services offered to independent car dealerships (“Consulting and Collections”). For the previous period, the Consulting and Collections segment was named Software and Other Products.

Three months ended October 31,		2009
		Consulting and
	Carbiz Auto Credit	Collections	Total
Sales	$8,310,586	$93,944	$8,404,530
Cost of Sales	4,732,860	382,135	5,114,995
Gross Profit	3,577,726	(288,191)	3,289,535
Other Operating Expenses (1)	5,286,154	147,649	5,433,803
Loss from Operations, before Depreciation
and Other Income (Expense)	$(1,708,428)	$(435,840)	(2,144,268)
Depreciation & Amortization			43,450
Other Income (Expense)			45,130
Net Income			$(2,142,588)
Total Assets	$33,699,410	$295,220	$33,994,630

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$13,770,794	$112,449	$13,883,243
Cost of Sales	8,139,743	164,107	8,303,850
Gross Profit	5,631,051	(51,658)	5,579,393
Other Operating Expenses (1)	7,295,604	742,304	8,037,908
Loss from Operations, before Depreciation
and Other Income (Expense)	$(1,664,553)	$(793,962)	(2,458,515)
Depreciation & Amortization			27,833
Other Income (Expense)			(3,325,339)
Net Loss			$(5,811,687)
Total Assets	$29,573,964	$3,314,012	$32,887,976

(1) Excluding depreciation and amortization, which is shown separately

CARBIZ INC.
Notes to the Condensed Consolidated Financial Statements
October 31, 2009 and 2008
(unaudited)

9.	SEGMENT INFORMATION (continued)

Nine months ended October 31,		2009
		Consulting and
	Carbiz Auto Credit	Collections	Total
Sales	$29,320,331	$418,956	$29,739,287
Cost of Sales	16,264,791	1,006,279	17,271,070
Gross Profit	13,055,540	(587,323)	12,468,217
Other Operating Expenses (1)	12,936,565	396,062	13,332,627
Loss from Operations, before Depreciation
and Other Income (Expense)	$118,975	$(983,385)	(864,410)
Depreciation & Amortization			120,771
Other Income (Expense)			30,531,529
Net Income			$29,546,348
Total Assets	$33,699,410	$295,220	$33,994,630

		2008
		Software and Other
	Carbiz Auto Credit	Products	Total
Sales	$30,489,754	$1,100,708	$31,590,462
Cost of Sales	17,659,835	819,390	18,479,225
Gross Profit	12,829,919	281,318	13,111,237
Other Operating Expenses (1)	12,873,267	116,239	12,989,506
Loss from Operations, before Depreciation
and Other Income (Expense)	$(43,348)	$165,079	121,731
Depreciation & Amortization			107,511
Other Income (Expense)			(4,269,760)
Total Operating Loss			$(4,255,540)
Total Assets	$29,573,964	$3,314,012	$32,887,976

(1) Excluding depreciation and amortization, which is shown separately

10.	INCOME TAXES

As of October 31, 2009, the Company had net operating loss carry-forwards (NOLs) of approximately $26.7 million (expiring from 2010 through 2030) and $13.7 million (expiring 2010 through 2017) in the United States and Canada, respectively. The use of the United States NOLs may be limited in any given year as a result of previous changes in ownership. The Company recorded a gain on the extinguishment of debt of approximately $33.2 million during the three months ended April 30, 2009. The $24.4 million of U.S. gain on debt extinguishment has been excluded from income for income tax purposes based on Internal Revenue Code Section 108. As of February 1, 2011, the Company will be required to reduce certain U.S. tax attributes which will include the reduction of available NOLs. The Company expects available U.S. NOLs to be reduced by approximately $24.4 million. The $8.8 million of Canadian gain on debt extinguishment is not includable in Canadian income and has been treated as a permanent item.

As a result of the above, no income taxes are expected to result from fiscal 2010 operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our revenues, operating results, and financial condition. Such forward-looking statements include our intent to open additional credit centers in the future; our expectations regarding the future revenues for, and the market acceptance of, our consulting service, and our expectations regarding future expense levels related to our credit center business and interest expenses. The following discussion should also be read in conjunction with the Company’s interim Condensed Consolidated Financial Statements as of October 31, 2009 and the January 31, 2009 audited Consolidated Financial Statements included in our January 31, 2009 Form 10-K.

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

In August 2009, the Company was unable to make its monthly curtailment payment due under the DSC term loan. The Company negotiated a deferral of that payment to DSC by agreement to a deferral fee of approximately $350,000, or about $100 per car securitizing the term loan. Subsequent to that agreement, DSC ceased funding new inventory on the floor plan line of credit. This cessation prevented the Company from replacing sold vehicles and had a severe adverse effect on the Company’s sales, portfolio growth and cash flow. As a further result of the reduction of the Company’s sales and cash flow, the Company was forced to negotiate a deferral of two additional monthly curtailment payments on its DSC term loan in September and October 2009. The cost of each monthly deferral was approximately $350,000. The deferral costs were added to the basis of the loan and recorded as interest in the Statement of Operations. These additional charges caused the effective interest rate of the DSC debt to be approximately 40%.

The Company continues to operate at a greatly reduced sales rate due to the lack of inventory financing, which is absolutely crucial to the continuing operations of the Company. During subsequent discussions with DSC, it has become clear that DSC does not intend to restore normal funding to the Company under any circumstances and, as a result, the Company is engaged in a vigorous search to find a suitable replacement credit facility. However, the continuing worldwide financial and credit crises have strained investor liquidity and contract credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful, and if a suitable replacement credit facility is not found, the future viability of the Company is in doubt.

Critical Accounting Policies

Revenue recognition

The Company’s revenue is primarily derived from the sale and leasing of used automobiles, and the sale of consulting and collections services to dealers in the automobile industry:

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

During the nine months ended October 31, 2009, the Company sold approximately $2.95 million of notes receivable for cash. The sale resulted in an immaterial gain.

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

Deferred finance costs

Deferred finance costs include the fair value of warrants issued to an existing lender in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit. They will be amortized over the term of the respective financing arrangement. Approximate future amortization of deferred finance costs is as follows as of October 31, 2009:

Years ending October 31
2010	$1,123,536
2011	702,210
$1,825,746

Prepaid interest

Prepaid interest included the initial interest recorded in conjunction with the issuance of the Wells Fargo Preferred Credit line of credit and is amortized over the term of the respective financing arrangement. Such amount was determined by comparing the cost of the acquired portfolio and other assets to the fair value of such assets acquired, and the difference was recognized as prepaid interest (see Note 8). Approximate future amortization of prepaid interest is as follows as of October 31, 2009:

Years ending October 31
2010	$1,016,301
2011	658,680
$1,674,981

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

The Company initiates steps to pursue collection of payments for notes or lease receivables upon the customer’s first missed payment. Initial steps may include contacting the customer via telephone, performing a field visit to the customer’s work or home, or activating the automobile’s onboard starter disrupt system. When the initial steps are not successful, the Company then takes steps to repossess the automobile. While we have a successful history of recovering automobiles that secure delinquent loans through repossession, as is experienced widely in our industry, we generally are unable to recover a significant amount of value from the ultimate sale of the repossessed vehicle relative to the associated note or lease receivable. This is typically due to the deteriorated condition of the repossessed automobile. During our year ending January 31, 2009, our recovery amount as a percent of our gross write-offs amounted to 12.5% (8.4% for the two year period ended January 31, 2009). We will continue to make attempts to improve recovery percentages; however, we currently anticipate that the recovery percentages that we will experience in the foreseeable future will be consistent with this amount.

Once the automobile is in the Company’s possession, and the applicable State’s statutory notice period for repossessed accounts has passed, typically 0 to 30 days, the vehicle is liquidated and the associated receivable account is charged off. In situations where the Company has been unable to successfully repossess the automobile, the account is written off immediately. When a customer’s account becomes severely delinquent (usually 14 days for weekly pay accounts, 30 days for bi-weekly pay accounts and 60 days for monthly pay accounts), the Company suspends accrual of interest income. Notes and lease receivables for accounts held in repossession are fully reserved for in the allowance for credit losses.

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

Three Month Financial Information

The following summary of selected financial information for the three month period ended October 31, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements, including the notes thereto as of and for periods ended October 31, 2009 and 2008.

Three months ended October 31, 2009 compared to the three months ended October 31, 2008

	October	Percentage	October	Percentage
	31, 2009	of Sales	31, 2008	of Sales
Sales	$8,404,530	100.0%	$13,883,243	100.0%
Cost of sales	5,114,995	60.9%	8,303,850	59.8%
Gross profit	3,289,535	39.1%	5,579,393	40.2%
Operating expenses	5,477,253	65.2%	8,065,741	58.1%
Operating income (loss)	(2,187,718)	-26.0%	(2,486,348)	-17.9%
Interest expense	(3,185,259)	-37.9%	(3,037,922)	-21.9%
Gain (loss) on derivative instruments	3,237,448	63.3%	(287,417)	-3.5%
Loss on extinguishment of debt	(7,059)	-0.1%	-	0.0%
Net Income	$(2,142,588)	-25.5%	$(5,811,687)	-41.9%
Income (loss) per common
share
Basic	$(0.02)		$(0.08)

Diluted	$(0.02)		$(0.08)

Revenue

In the three months ended October 31, 2009, our revenues decreased by approximately $5.5 million compared to the same period ended October 31, 2008. This decrease was primarily due to a drop in used car sales and leases caused by our inability to fund replacement inventory and the deteriorating U.S. economy. We are currently looking for a supplement to our current floor plan lines.

Total revenue from car sales and leases during the three months ended October 31, 2009 was $6.3 million compared to $12.3 million during the three months ended October 31, 2008, an decrease of 53%. This was a result of weak sales and lack of inventory.

Total revenue from consulting and collection services during the three months ended October 31, 2009 was $93,944 compared to $112,449 during the three months ended October 31, 2008, a decrease of $18,505. The small decrease relates the loss of clients due to the decline of the economy.

Interest and lease income for the three months ended October 31, 2009 increased by $528,506 compared to the previous year’s three month period. This increase is due to the increased portfolio size and the addition of the Star Financial portfolio.

Cost of Sales

Our overall cost of sales expense decreased by $3.1 million for the three months ended October 31, 2009, compared to the previous year’s three month period. Used car costs decreased by $3.4 million due to reduced sales and leases. Our consulting and collections cost of sales increased by $218,028 during the three months ended October 31, 2009 due to the increase in the collections department staff and a new California collections office opened this quarter in support of the acquired Star Portfolio.

Expenses

For the three months ended October 31, 2009, our personnel expenses increased by $131,351 compared to the previous year’s three month period. This was due to an increase in corporate staff positions and managerial positions. Selling expenses decreased for the three months ended October 31, 2009 by $111,511 due to a planned reduction in advertising spending. Professional fees increased by $171,521, due the increased need for legal review. Other operating expenses increased by $108,448 during the three month period ended October 31, 2009, mostly due to the increased cost of consumable goods and rent expense.

Interest Expense

Our interest expense and other expenses decreased by $147,337 for the three months ended October 31, 2009, compared to the previous year’s three month period, due to the lower amount of outstanding debt. The outstanding debt was $28.6 million in the current year as compared to $41.3 million in the prior. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values.

Gain/Loss on Derivative Instruments

For the three months ended October 31, 2009, we incurred a non-cash gain of $3.5 million as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the three months ended October 31, 2008, we incurred a non-cash loss of $287,417. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

Provision for credit losses

As of October 31, 2009, the total Carbiz Auto Credit loan portfolio was approximately $24.2 million and the net investment in lease receivables was approximately $10.5 million. The allowance for doubtful accounts at the same date was approximately $6.1 million for the vehicle loan portfolio, and $2.6 million for lease portfolio, a total of $8.7 million. The provision for credit losses decreased by $1.7, mostly attributable to large blocks of consumer notes written off in the prior year.

Nine Month Financial Information

The following summary of selected financial information for the nine months ended October 31, 2009 and 2008 is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our interim financial statements, including the notes thereto, for periods ended October 31, 2009 and 2008.

Nine months ended October 31, 2009 compared to the nine months ended October 31, 2008

	October	Percentage	October	Percentage
	31, 2009	of Sales	31, 2008	of Sale
Sales	$29,739,287	100.0%	$31,590,462	100.0%
Cost of sales	17,271,070	58.1%	18,479,225	58.5%
Gross profit	12,468,217	41.9%	13,111,237	41.5%
Operating expenses	13,453,398	45.2%	14,302,737	45.3%
Operating income (loss)	(985,181)	-3.3%	(1,191,500)	-3.8%
Interest expense	(5,195,410)	-17.5%	(6,822,286)	-21.6%
Gain (loss) on derivative instruments	3,172,211	10.7%	3,758,246	11.9%
Gain on extinguishment of debt	33,192,228	111.6%	-	0.0%
Transaction costs	(637,500)	-2.1%	-	0.0%
Net income	$29,546,348	99.4%	$(4,255,540)	-13.5%
Income (loss) per common
share
Basic	$0.29		$(0.06)

Diluted	$0.13		$(0.06)

Revenue

In the nine months ended October 31, 2009, our revenues decreased by approximately $1.9 million compared to the same period ended October 31, 2008. This decrease was due to lower vehicle sales and a reduction of software and consulting revenue caused by the sale of the software assets.

Total revenue from car sales and leases during the nine months ended October 31, 2009 was $23.9 million compared to $25.7 million during the nine months ended October 31, 2008, a decrease of 7.5% . This was a result of weak sales and lack of inventory.

Total revenue from consulting and collection services during the nine months ended October 31, 2009 was $418,956 compared to $1,100,708 during the nine months ended October 31, 2008, a decrease of $681,752. The decrease was due to the sale of the software assets during the prior period.

Interest and lease income for the nine months ended October 31, 2009 increased by $595,259 compared to the previous year’s nine month period. This increase is due to the increased portfolio size and the addition of the for Star Financial portfolio.

Cost of Sales

Our overall cost of sales expense decreased by $1.2 million for the nine months ended October 31, 2009, compared to the previous year’s nine month period. Used car costs decreased by $1.4 million due to reduced automobile sales and leases. Our consulting and collections cost of sales increased by $186,889 during the nine months ended October 31, 2009 due to the increase in the collections department staff and a new California collections office opened this quarter.

Expenses

For the nine months ended October 31, 2009, our personnel expenses increased by $150,188 compared to the previous year’s nine month period. This was due to an increase in corporate staff positions and managerial positions. Selling expenses decreased for the nine months ended October 31, 2009 by $215,881 due to a planned reduction in advertising spending. Professional fees increased by $60,907, due the increased need for legal review for the Star Financial transaction and the DSC credit facility agreements. Other operating expenses increased by $288,140 during the nine month period ended October 31, 2009, mostly due to the increased cost of consumable goods and rent expense.

Interest Expense

Our interest expense and other expenses decreased by $1.6 million for the nine months ended October 31, 2009, compared to the previous year’s nine month period, due to the lower amount of outstanding debt . The outstanding debt was approximately $28.6 million in the current year as compared to $41.3 million in the prior. Interest expense associated with convertible debenture financings is recognized based on the effective interest method, and interest expense is therefore expected to increase due to increased carrying values.

Gain/Loss on Derivative Instruments

For the nine months ended October 31, 2009, we incurred a non-cash gain of $3.2 million as a result of the fair value adjustment of outstanding derivative instruments which is based primarily on fluctuations in our stock price. During the nine months ended October 31, 2008 we incurred a non-cash gain of $3.8 million. We expect gains and losses on derivative instruments in the future while the convertible debentures, the host instrument of the derivative liabilities, and related warrants remain outstanding.

Gain on extinguishment of debt

During the nine months ended October 31, 2009, we had a $33.2 million gain on extinguishment of debt. $24.4 million of the extinguishment gain came from the DSC debt forgiveness of $31.4, less the cost of converting our financed receivables to leases of approximately $4.6 million, the fair value of the DSC warrants issued, of approximately $1.4 million, the write off of deferred financing costs of approximately $600,000 and the additional DSC origination and commitment fees of $370,000. The remaining $8.8 million gain on debt extinguishment was derived from a modification of the Trafalgar debenture agreement. There was a $7,059 loss on debt extinguishment that was included with the extinguishment gain during the nine months ended October 31, 2009. There was no such gain in the nine months ended October 31, 2008.

Gain on sale of Software assets

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

Provision for credit losses

As of October 31, 2009, the total Carbiz Auto Credit loan portfolio was approximately $24.2 million and the net investment in lease receivables was approximately $10.5 million. The allowance for doubtful accounts at the same date was approximately $6.1 million for the vehicle loan portfolio, and $2.6 million for lease portfolio, a total of

$8.7 million. The provision for cedit losses decreased by $1.7, mostly attributable to large blocks of consumer notes written off in the prior year.

Significant Financing Arrangements

Trafalgar Secured Subordinated Debenture Financings

January 2009 and subsequent modifications

In January 2009, the Company executed another debenture modification agreement with Trafalgar which terms were effective on February 20, 2009 (the “February 2009 modification”). The February 2009 modification was made pursuant to the Company modifying the terms of the Company’s other debt arrangements including the revolving line-of-credit, term and floor plan notes payable, which were also effective February 20, 2009. Pursuant to the February 2009 modification, Trafalgar revised the payment terms related to certain of the convertible debentures. Debenture principal and interest payments are due as follows: $250,000 in March 2009; $50,000 per month April 2009 through December 2009; $100,000 per month January 2010 through August 2010; and the remaining balance of approximately $5,100,000, in September 2010, as long as the Company holds $10 million of consumer notes that are not in default from its BHPH business and cash on hand exceeds its payables by at least $1 million. A further modification was made by Trafalgar which allowed the Company to further modify the terms of the its loan agreements with DSC.

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

As DSC primarily provides financing to automobile dealers who lease automotive vehicles to consumers, the New Loan Agreement provided that we had to convert a number of outstanding notes receivable due from consumers who have purchased vehicles from us into closed-end leases or pay a substantial penalty to DSC. Under the New Loan Agreement, we delivered to DSC a set of conversion documents, consisting of a signed closed-end lease and a bill of sale for each vehicle, with respect to vehicles with an aggregate Floor Plan Value (as defined below) of approximately $9,000,000. We incurred costs of approximately $4.6 million in connection with the conversion of these notes receivable, including incentives to borrowers under the notes receivables. The New Loan Agreement provided us with floor plan financing, and generally provides that all advances borrowed to purchase vehicles must be repaid ratably over a two-year period, or upon the sale of the associated vehicle. For loans which are converted to closed-end leases, the two years will commence on the date of conversion. The total credit limit under the New Loan Agreement, as amended, is $19,500,000, which includes the $12,000,000 paid to the Trustee under the Asset Purchase Agreement. The interest rate for all advances under the floor plan facility, including the amount paid to the Trustee for our inventory of vehicles and all vehicles subject to the conversion documents, will be variable, based upon published rates of DSC.

In August 2009, the Company was unable to make its monthly curtailment payment due under the DSC term loan. The Company negotiated a deferral of that payment to DSC by agreement to a deferral fee of approximately $350,000, or about $100 per car securitizing the term loan. Subsequent to that agreement, DSC ceased funding new inventory on the floor plan line of credit. This cessation prevented the Company from replacing sold vehicles and had a severe adverse effect on the Company’s sales, portfolio growth and cash flow. As a further result of the reduction of the Company’s sales and cash flow, the Company was forced to negotiate a deferral of two additional monthly curtailment payments on its DSC term loan in September and October 2009. The cost of each monthly deferral was approximately $350,000. The deferral costs were added to the basis of the loan and recorded as interest in the Statement of Operations. These additional charges caused the effective interest rate of the DSC debt to be approximately 40.84% .

The Company continues to operate at a greatly reduced sales rate due to the lack of inventory financing, which is absolutely crucial to the continuing operations of the Company. During subsequent discussions with DSC, it has become clear that DSC does not intend to restore normal funding to the Company under any circumstances and, as a result, the Company is engaged in a vigorous search to find a suitable replacement credit facility. However, the continuing worldwide financial and credit crises have strained investor liquidity and contract credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful, and if a suitable replacement credit facility is not found, the future viability of the Company is in doubt.

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

The WF Loan Agreement is subject to certain borrowing limitations, and includes certain financial and restrictive covenants, including but not limited to covenants requiring the maintenance of minimum EBITDA and debt to equity ratios. The credit facility will terminate on June 30, 2011. The covenant requiring a minimum EBITDA ratio became effective as of September 2009. Due to the reduced level of inventory and sales during the quarter, the Company was not able to meet that covenant. and has received a verbal waiver of the EBITDA covenant from Wells Fargo for the periods of September and October 2009.

Loans will bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.35%, (3.95% at October 31, 2009) and an unused line fee of 0.25% per annum is charged on the unused portion of the credit facility on a monthly basis. The Company must pay Wells Fargo an administrative fee of $1,000 per month. The WF debt has an effective interest rate of approximately 12.00%, and interest are payable monthly.

Amounts due to Wells Fargo under the WF Loan Agreement are secured by a security interest in all of the personal property of the Borrowers, and guaranteed by the Company under a Guaranty Agreement.

The Borrowers initial draw under the WF Loan Agreement was $10,303,665, of which $8,153,665 was used to pay the indebtedness of Star to WF.

The total Wells Fargo debt outstanding at October 31, 2009 was $12,205,092.

Liquidity and Capital Resources

As of October 31, 2009, the Company had $312,159 in cash and cash equivalents. During the nine month period ended October 31, 2009, we decreased our accounts payable and accrued liabilities $1.8 million which totaled $2.7 million at October 31, 2009. The Company has incurred significant net losses and negative cash flows from operations in each of the two years ended January 31, 2009, however, during the nine months ended October 31, 2009, the Company recorded $29.5 million of net income, which includes a $33.2 million gain on the extinguishment of debt. As of October 31, 2009, the Company had a stockholders’ deficit of $2.8 million versus a deficit of $34.7 million at January 31, 2009.

During the nine months ended October 31, 2009, we issued approximately 980,392 shares of common stock at a conversion price of $0.0765 in a Trafalgar convertible debenture conversion. Approximately $19,000 of the payment was charged to interest expense, and the remaining amount went to several of the financial instrument’s derivative components. Accordingly, no future cash will be required to pay off this portion of the debentures.

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

In February 2009, the Company completed a restructuring of floor plan and line of credit debt held by SWC Services LLC (SWC) with Dealer Services Corporation (DSC). The restructured debt agreement provides the Company with a maximum credit facility of $19.5 million for floor plan and lease financing. Although the Company had approximately $43.3 million of outstanding notes payable as of January 31, 2009, effective February 20, 2009, the Company was only obligated to repay $12.0 million of this amount due to the debt restructuring. The $12.0 million is payable in installments over the next 24 months and is included in the aforementioned new credit facility. During the current quarter, the Company was able to defer three of the monthly payments to DSC to provide some additional cash flow. DSC will receive a fee for each car on the term loan line as consideration for the deferral.

On June 15, 2009, the Company obtained a revolving line of credit with Wells Fargo Preferred Capital for up to $20 million that will finance up to 55% of the Company’s eligible financed notes receivable. The revolving line of credit is a 2 year commitment and interest is payable monthly.

During the nine months ending October 31, 2009, a board member warrant holder exercised 11,762,351 common stock warrants with proceeds to the company of $1,099,280.

We have incurred significant net losses and negative cash flows from operations, although the gain on debt restructuring during the nine months ending October 31, 2009 offset this trend and decreased our stockholders’ deficit. At October 31, 2009, we had a stockholders’ deficit of $2.7 million versus $34.7 million at January 31, 2009. As a result of our previous lack of financial liquidity and negative stockholders’ equity, there is substantial doubt about our ability to continue as a “going concern”.

In August 2009, the Company was unable to make its monthly curtailment payment due under the DSC term loan. The Company negotiated a deferral of that payment to DSC by agreement to a deferral fee of approximately $350,000, or about $100 per car securitizing the term loan. Subsequent to that agreement, DSC ceased funding new inventory on the floor plan line of credit. This cessation prevented the Company from replacing sold vehicles and had a severe adverse effect on the Company’s sales, portfolio growth and cash flow. As a further result of the reduction of the Company’s sales and cash flow, the Company was forced to negotiate a deferral of two additional monthly curtailment payments on its DSC term loan in September and October 2009. The cost of each monthly deferral was approximately $350,000. The deferral costs were added to the basis of the loan and recorded as interest in the Statement of Operations. These additional charges caused the effective interest rate of the DSC debt to be approximately 40%.

The Company continues to operate at a greatly reduced sales rate due to the lack of inventory financing, which is absolutely crucial to the continuing operations of the Company. During subsequent discussions with DSC, it has become clear that DSC does not intend to restore normal funding to the Company under any circumstances and, as a result, the Company is engaged in a vigorous search to find a suitable replacement credit facility. However, the continuing worldwide financial and credit crises have strained investor liquidity and contract credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful, and if a suitable replacement credit facility is not found, the future viability of the Company is in doubt.

As of October 31, 2009, payments due by us over the next five fiscal years for operating and capital leases, and long-term debt are approximately as follows:

	Less Than One	One to Three	Three to Five	Greater than
	Year	Years	Years	Five Years	Total
Operating Leases	$1,534,645	$1,873,390	$1,111,263	$1,508,139	$6,027,437
Long-Term Debt	1,665,601				16,665,601
Convertible Debentures	680,285				680,285
	$3,545,964	$17,207,957	$1,111,263	$1,508,139	$23,373,323

Off-Balance Sheet Arrangements

     As of October 31, 2009, we do not have any off-balance sheet arrangements.

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

The Company’s primary lender, Dealer Services Corporation, has ceased funding advances under the Loan Agreement between it and the Company. Without such funds, the Company is unable to replenish its vehicle inventories at its dealerships and, as a result, revenues from the sales of vehicles have declined substantially and are expected to continue to decline until new financing can be obtained.

The Company’s ability to continue its operations is dependent upon its ability to obtain new financing to replace the Company’s credit facilities with DSC. The Company is presently considering financing alternatives. However, the recent worldwide financial and credit crises have strained investor liquidity and contracted credit markets, which will likely make the cost of raising funds through the debt or equity markets more expensive or make those markets unavailable. If additional financing is raised by the issuance of securities, control of the Company may change and/or our shareholders may suffer significant dilution. However, there can be no assurance that financing efforts will be successful and, even if the Company does obtain necessary financing, that the Company will achieve profitable operations. The Company is unlikely to be able to continue its operations if it is unable to obtain new financing in the very near future.

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

CARBIZ INC.

Date: December 15, 2009	/s/ Carl Ritter
Carl Ritter
Chief Executive Officer
(principal executive officer)